Form 10-Q
period 2018-06-30
CannAssist International Corp
filed 2018-10-09
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended JUNE 30, 2018

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number:  000-55809

CANNASSIST INTERNATIONAL CORP.

 (Exact name of registrant as specified in its charter)

Delaware	82-1873116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1548 Loch Ness Dr., Fallbrook, CA 92028	82834
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 990-3091

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☒ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☐        No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 9, 2018, the issuer had 11,800,000 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASSIST INTERNATIONAL CORP.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017	4

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2018) and for the period from May 17, 2017 (inception) to June 30, 2017 (Unaudited)	5

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2018 and for the period from May 17, 2017 (inception) to June 30, 2017 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7

CannAssist International Corp. Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$1,308	$380
Accounts receivable	82,040	-

Total assets	$83,348	$380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$48,471	$-
Accrued liabilities	1,250	2,000
Loan payable	7,000	1,000
Accrual for income taxes	5,700	-
Total current liabilities	62,421	3,000

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 4,200,000 and 20,000,000 issued and outstanding, respectively	420	2,000
Common stock to be issued	1	-
Additional paid in capital	4,221	471
Retained earnings (accumulated deficit)	16,285	(5,091)
Total Stockholders’ equity (deficit)	20,927	(2,620)

Total Liabilities and Stockholders’ Deficit	$83,348	$380

The accompanying notes are an integral part of these condensed unaudited financial statements.

CannAssist International Corp. Condensed Statements of Operations (unaudited)

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018	For the period from May 17, 2017 (inception) to June 30, 2017

Revenue	$164,180	$164,333	$-
Cost of revenue	129,693	129,693	-
Gross margin	34,487	34,640	-

Operating expenses:
General and administrative	808	856	3,312
Professional fees	6,258	6,708	-
Total operating expenses	7,066	7,564	3,312

Income (loss) before provision from income taxes	27,421	27,076	(3,312)
Provision for income taxes	(5,700)	(5,700)	-

Net income (loss)	$21,721	$21,376	$(3,312)

Income (loss) per share, basic and diluted	$0.00	$0.00	$(0.00)
Weighted average shares outstanding, basic and diluted	17,916,484	18,952,486	20,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

CannAssist International Corp. Condensed Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30, 2018	For the period from May 17, 2017 (inception) to June 30, 2017
Cash flows from operating activities:
Net income (loss)	$21,376	$(3,312)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services	-	2,000
Expenses paid for by stockholder and contributed as capital	1,750	312
Changes in Operating Assets and Liabilities:
Accounts receivable	(82,040)	-
Accrued liabilities	53,421	1,000
Net cash used in operating activities	(5,493)	-

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans	6,000	-
Proceeds from sale of common stock	421	-
Net cash provided by financing activities	6,421	-

Net increase in cash	928	-
Cash, beginning of period	380	-
Cash, end of period	$1,308	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASSIST INTERNATIONAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

Description of business

CannAssist International Corp. (the “Company” “CannAssist”) was incorporated on May 17, 2017 under the laws of the state of Delaware under the name Iris Grove Acquisition Corporation to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 23, 2018 the Company changed its name to CannAssist International Corporation. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and effecting a change in control.

On June 18, 2018, the Company cancelled all 20,000,000 shares of its issued and outstanding stock and issued 4,200,000, shares of common stock pursuant to Section 4(a)(2) of the Securities Act of 1933 at par representing 100% of the total outstanding common stock. With the issuance of the stock and the redemption of the 20,000,000 shares of stock, the Company effected a change in its control and the new majority shareholder(s) elected new management of the Company. The Company intends to develop its business plan by acquiring Xceptor, LLC, a Wyoming corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

Cost of Sales

Cost of sales is determined on the basis of the cost of production or the purchase of goods, adjusted for the variation of inventory Cost of sale is recognized as the direct cost of products or services sold during the period.

Recent Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $164,333 during the six months June 30, 2018 and had a net income of $21,376 for the six months ended June 30, 2018. The Company has retained earnings of $16,285 as of June 30, 2018. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 18, 2018, the Company cancelled all 20,000,000 shares of its issued and outstanding stock and issued 4,200,000, shares of common stock pursuant to Section 4(a)(2) of the Securities Act of 1933 at par representing 100% of the total outstanding common stock. All shares were sold to related parties at par value of $0.0001 for total cash proceeds of $420.

NOTE 5 – COMMON STOCK

During the six months ended June 30, 2018, the Company sold 10,000 shares of common stock for cash proceeds of $1. As of June 30, 2018, the shares had not yet been issued by the transfer agent so were credited to common stock to be issued.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to June 30, 2018 the Company sold 4,590,000 shares of common stock at par value of $0.0001 for total cash proceeds of $459.

Subsequent to June 30, 2018 the Company issued the 10,000 shares of common stock that were sold and credited to common stock to be issued as of June 30, 2018.

On July 12, 2018, the “Company, entered into a share exchange acquisition agreement with Xceptor LLC, a private company organized under the laws of Wyoming (“Xceptor”). The Acquisition was effected by the Company through the exchange of all the outstanding membership interests of Xceptor for 3,000,000 shares of common stock of the Company, valued at $0.0001 per share. At the time of the Acquisition, there was one shareholder of the Company who is also a shareholder and manager of Xceptor. Xceptor has become a wholly owned subsidiary of the Company and the Company has taken over its operations and business plan. Prior to the Acquisition, the Company had no ongoing business or operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes thereto included in Part I, Item 1, above.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

·our future strategic plans

·our future operating results;

·our business prospects;

·our contractual arrangements and relationships with third parties;

·the dependence of our future success on the general economy;

·our possible future financings; and

·the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Executive Overview

CannAssist International Corporation (“CannAssist” or the "Company") was incorporated on May 17, 2017 under the laws of the State of Delaware under the name Iris Grove Acquisition Corporation to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April 2012. Since inception the Company’s operations to date of the period covered by this report were limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on September 11, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. On May 23, 2018 the Company changed its name to CannAssist International Corporation.

On July 12, 2018, the “Company, entered into a share exchange acquisition agreement with Xceptor LLC, a private company organized under the laws of Wyoming (“Xceptor”). The Acquisition was effected by the Company through the exchange of all the outstanding membership interests of Xceptor for 3,000,000 shares of common stock of the Company, valued at $0.0001 per share. At the time of the Acquisition, there was one shareholder of the Company who is also a shareholder and manager of Xceptor. Xceptor has become a wholly owned subsidiary of the Company and the Company has taken over its operations and business plan. Prior to the Acquisition, the Company had no ongoing business or operations.

Xceptor LLC produces and sells its proprietary CBD product, Cibidinol, and other products using its proprietary processes. Xceptor has developed a proprietary process for increasing the bioavailability of cannabidiol ("CBD") in consumable and topical products. CBD is a non-psychoactive compound found in hemp and cannabis that has several health benefits. Xceptor’s proprietary processes are designed to make enhanced CBD products more available and accessible to others seeking better health outcomes and enhanced quality of life. Xceptor has directed its research and development efforts toward issues related to health and wellness. It is Xceptor’s belief that harsher drug therapies currently in use today can be used less often, leading to the mitigation and, in some cases, elimination of certain disease states. Xceptor seeks to blend historically significant and proven eastern and alternative medical tenets with desired western sensibilities. Xceptor’s initial research and development work, aimed at enhancing the bioavailability of desired molecular structures, resulted in the production of a line of CBD products, most notably its proprietary CBD product, Cibidinol.

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

Results of Operation for the Three Months Ended June 30, 2018 and from May 17, 2017 (inception) to June 30, 2017

Revenues

For the three months ended June 30, 2018 the Company had revenue of $164,180, and costs of revenue of $129,693. There was no revenue or cost of revenue for the period from May 17, 2017 to June 30, 2017. The increase in revenue and cost of revenue is from the operations of Xceptor.

General and administrative expenses

General and administrative expenses were $808 for the three months ended June 30, 2018 compared to $3,312 for the period May 17, 2017 through June 30, 2017.

Professional fees

Professional fees were $6,258 for the three months ended June 30, 2018 compared to $0 for the period May 17, 2017 through June 30, 2017. Professional fees consist of audit, accounting and legal fees.

Net Loss

For the three months ended June 30, 2018 we realized net income of $21,721, after a $5,700 provision for income tax expense, as compared to a net loss of $3,312 for the period from May 17, 2017 to June 30, 2017. Are change from a net loss to net income in the current period is due to the recent acquisition of Xceptor.

Results of Operation for the Six Months Ended June 30, 2018

Revenues

For the six months ended June 30, 2018 the Company had revenue of $164,333, and costs of revenue of $129,693.

General and administrative expenses

General and administrative expenses were $856 for the six months ended June 30, 2018.

Professional fees

Professional fees were $6,708 for the six months ended June 30, 2018. Professional fees consist of audit, accounting and legal fees.

Net Loss

For the six months ended June 30, 2018 we realized net income of $21,376, after a $5,700 provision for income tax expense.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $164,333 during the six months June 30, 2018 and had a net income of $21,376 for the six months ended June 30, 2018. The Company has retained earnings of $16,285 as of June 30, 2018. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $5,493 in operations for the six months ended June 30, 2018. Net cash provided by financing activities for the six months ended June 30, 2018 was $4,421.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2018.

The following aspects of the Company were noted as potential material weaknesses:

•	timely and accurate reconciliation of accounts
•	lack of segregation of duties

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of our property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued the following securities in the last three (3) years. Such securities were issued pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale.

Since inception, the Company has issued shares of common stock which were not registered as follows:

The Company (as Iris Grove Acquisition Corporation) issued an aggregate of 20,000,000 shares on formation in May 2017 pro rata (10,000,000 each) to James Cassidy and James McKillop, at a purchase price equal to $0.0001 per share, of which all 20,000,000 shares were redeemed via contribution and cancelled.

In May 2018, the Company issued 4,200,000 shares of its common stock, at a purchase price equal to $0.0001 per share for total proceeds of $420, as part of a change in control.

On July 12, 2018, pursuant to the Acquisition, the Company issued 3,000,000 shares of its common stock, valued at $0.0001 per share, in exchange for all the outstanding membership interests of Xceptor LLC then held by its 2 members.

During the six months ended June 30, 2018, the Company sold 10,000 shares of common stock, at a price of $0.0001 per share, for cash proceeds of $1.00 in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D as promulgated thereunder.

Subsequent to June 30, 2018 through the date of this report, the Company sold 4,590,000 shares of common stock for total cash proceeds of $459 in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D as promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNASSIST INTERNATIONAL CORPORATION

Dated: October 9, 2018	By: /s/ Mark Palumbo Mark Palumbo Chief Executive Officer

By: /s/ Mark Palumbo Mark Palumbo Chief Financial Officer

