Form 10-Q/A
period 2018-06-30
CannAssist International Corp
filed 2018-12-07
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐        No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 Yes  ☐        No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 5, 2018, the issuer had 12,100,000 shares of its common stock issued and outstanding.

Explanatory Note: The June 30, 2018 financial statements are being restated to correct the accounting for sales, accounts receivable, cost of sales, accounts payable and the way monies received and paid are accounted for. In addition, the Company is specifying a sale as related party.The Company recognized a large sale and the corresponding cost of sales in the second quarter. This sale should have been recognized in the third quarter.

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASSIST INTERNATIONAL CORP.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2018 (Unaudited) (Restated) and December 31, 2017	5

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2018 (Restated) and for the period from May 17, 2017 (inception) to June 30, 2017 (Unaudited)	6

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2018 (Restated) and for the period from May 17, 2017 (inception) to June 30, 2017 (Unaudited)	7

Notes to Condensed Financial Statements (Unaudited) (Restated)	8

CannAssist International Corp. Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)/(Restated)
ASSETS
Current assets:
Cash	$1,308	$380
Prepaid expenses	81,940	-

Total assets	$83,248	$380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$775	$-
Accrued liabilities	1,250	2,000
Customer deposits	81,940	-
Loan payable	7,000	1,000
Total current liabilities	90,965	3,000

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 4,200,000 and 20,000,000 issued and outstanding, respectively	420	2,000
Common stock to be issued	1	-
Additional paid in capital	4,221	471
Accumulated deficit	(12,359)	(5,091)
Total Stockholders’ deficit	(7,717)	(2,620)

Total Liabilities and Stockholders’ Deficit	$83,248	$380

 The accompanying notes are an integral part of these restated condensed unaudited financial statements.

CannAssist International Corp. Condensed Statements of Operations (unaudited)

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018	For the period from May 17, 2017 (inception) to June 30, 2017
	(Restated)	(Restated)
Revenue	$200	$353	$-
Cost of revenue	57	57	-
Gross margin	143	296	-

Operating expenses:
General and administrative	808	856	3,312
Professional fees	6,258	6,708	-
Total operating expenses	7,066	7,564	3,312

Loss before provision from income taxes	(6,923)	(7,268)	(3,312)
Provision for income taxes	-	-	-

Net loss	$(6,923)	$(7,268)	$(3,312)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	17,916,484	18,952,486	20,000,000

The accompanying notes are an integral part of these restated condensed unaudited financial statements.

CannAssist International Corp. Condensed Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30, 2018	For the period from May 17, 2017 (inception) to June 30, 2017
Cash flows from operating activities:	(Restated)
Net loss	$(7,268)	$(3,312)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services	-	2,000
Expenses paid for by stockholder and contributed as capital	1,750	312
Changes in Operating Assets and Liabilities:
Prepaid expenses	(81,940)	-
Accrued liabilities	25	1,000
Customer deposits	81,940	-
Net cash used in operating activities	(5,493)	-

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans	6,000	-
Proceeds from sale of common stock	421	-
Net cash provided by financing activities	6,421	-

Net increase in cash	928	-
Cash, beginning of period	380	-
Cash, end of period	$1,308	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these restated condensed unaudited financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s restated unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

The Company recognizes revenue when product is shipped. The Company will often receive payment and/or pay for the cost of goods prior to shipping. When this occurs, the result is both a prepaid for the supplies to be used in their product and a customer deposit. As of June 30, 2018, the Company has a prepaid expense of $81,940 and customer deposits of $81,940, for orders to be shipped in Q3.

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

NOTE 3 - GOING CONCERN

The accompanying restated unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $12,359 as of June 30, 2018. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 6 – RESTATEMENT

The June 30, 2018 financial statements are being restated to correct the accounting for sales, accounts receivable, cost of sales and accounts payable. The Company recognized a large sale and the corresponding cost of sales in the second quarter. This sale should have been recognized in the third quarter.

The following table summarizes changes made to the Statement of Operations for the three months ended June 30, 2018.

	For the three months ended June 30, 2018
	As Reported	Adjustment	As Restated
Revenue	$164,180	$(163,980)	$200
Cost of revenue	129,693	(129,636)	57
Gross margin	34,487	(34,344)	143
Operating expenses:
General and administrative	$808	$-	$856
Professional fees	6,258	-	6,708
Total operating expenses	7,066	-	7,564
Provision for income taxes	(5,700)	5,700	-
Net Income (Loss)	$21,721	$(28,644)	$(6,923)

The following table summarizes changes made to the Statement of Operations for the six months ended June 30, 2018.

	For the six months ended June 30, 2018
	As Reported	Adjustment	As Restated
Revenue	$164,333	$(163,980)	$353
Cost of revenue	129,693	(129,636)	57
Gross margin	34,640	(34,344)	296
Operating expenses:
General and administrative	$856	$-	$856
Professional fees	6,708	-	6,708
Total operating expenses	7,564	-	7,564
Provision for income taxes	(5,700)	5,700	-
Net Income (Loss)	$21,376	$(28,644)	$(7,268)

The following table summarizes changes made to the balance sheet as of June 30, 2018.

	June 30, 2018
	As Reported	Adjustment	As Restated
Cash	$1,308	$-	$1,308
Accounts receivable	82,040	(82,040)	-
Prepaid expenses	-	81,940	81,940
Total assets	83,348	(100)	83,248

Accounts payable	48,471	(47,696)	775
Accrued liabilities	1,250	-	1,250
Customer deposits	-	81,940	81,940
Loan payable	7,000	-	7,000
Accrual for income taxes	5,700	(5,700)	-
Total current liabilities	$62,421	$28,544	$90,965

Common stock	420	-	420
Common stock to be issued	1	-	1
Additional paid in capital	4,221	-	4,221
Retained earnings (accumulated deficit)	16,285	(28,644)	(12,359)
Total Stockholders’ equity (deficit)	20,927	$(28,644)	$(7,717)
Total Liabilities and Stockholders’ Equity (Deficit)	$83,348	$(100)	$83,248

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to June 30, 2018 the Company sold 5,200,000 shares of common stock at par value of $0.0001 for total cash proceeds of $10,519.

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q/A involve risks and uncertainties, including statements as to:

·our future strategic plans

·our future operating results;

·our business prospects;

·our contractual arrangements and relationships with third parties;

·the dependence of our future success on the general economy;

·our possible future financings; and

·the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q/A, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Results of Operation for the Three Months Ended June 30, 2018 and from May 17, 2017 (inception) to June 30, 2017

Revenues

For the three months ended June 30, 2018 the Company had revenue of $200, and costs of revenue of $57. There was no revenue or cost of revenue for the period from May 17, 2017 to June 30, 2017. The increase in revenue and cost of revenue is from the operations of Xceptor.

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

Net Loss

For the three months ended June 30, 2018 net loss was $6,923 as compared to a net loss of $3,312 for the period from May 17, 2017 to June 30, 2017. The increase in net loss in the current period is due to the recent acquisition of Xceptor.

Results of Operation for the Six Months Ended June 30, 2018

Revenues

For the six months ended June 30, 2018 the Company had revenue of $353, and costs of revenue of $57.

General and administrative expenses

General and administrative expenses were $856 for the six months ended June 30, 2018.

Professional fees

Professional fees were $6,708 for the six months ended June 30, 2018. Professional fees consist of audit, accounting and legal fees.

Net Loss

For the six months ended June 30, 2018 our net loss was $7,268.

Liquidity and Capital Resources

The accompanying restated unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $12,359 as of June 30, 2018. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $5,493 in operations for the six months ended June 30, 2018. Net cash provided by financing activities for the six months ended June 30, 2018 was $6,421.

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

CANNASSIST INTERNATIONAL CORPORATION

Dated: December 7, 2018	By: /s/ Mark Palumbo Mark Palumbo Chief Executive Officer

By: /s/ Mark Palumbo Mark Palumbo Chief Financial Officer

