Form 10-Q
period 2018-09-30
CannAssist International Corp
filed 2018-12-20
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes. ☒ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 Yes  ☐       No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 19, 2018, the issuer had 12,100,000 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASSIST INTERNATIONAL CORP.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	4

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2018) and for the period from May 17, 2017 (inception) to September 30, 2017 (Unaudited)	5

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2018 and for the period from May 17, 2017 (inception) to September 30, 2017 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7

CannAssist International Corp. Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$52,644	$380
Accounts receivable	67,960	-
Prepaid expenses	91,181	-
Inventory	13,600	-

Total assets	$225,385	$380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,896	$-
Accrued liabilities	-	2,000
Customer deposits	163,980	-
Due to a related party	2,635	-
Loan payable	7,000	1,000
Accrual for income taxes	7,300	-
Total current liabilities	197,811	3,000

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 11,800,000 and 20,000,000 issued and outstanding, respectively	1,180	2,000
Additional paid in capital	3,921	471
Retained earnings (accumulated deficit)	22,473	(5,091)
Total Stockholders’ equity (deficit)	27,574	(2,620)

Total Liabilities and Stockholders’ Deficit	$225,385	$380

The accompanying notes are an integral part of these condensed unaudited financial statements.

CannAssist International Corp. Condensed Statements of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from May 17, 2017 (inception) to
	2018	2017	2018	September 30, 2017

Revenue	$189,330	$-	$189,683	$-
Revenue – related party	163,980	-	163,980	-
Total revenue	353,310	-	353,663	-

Cost of revenue	141,636	-	141,693	-
Cost of revenue– related party	129,636	-	129,636	-
Total cost of revenue	271,272	-	271,329	-
Gross margin	82,038	-	82,334	-

Operating expenses:
General and administrative	11,515	250	12,371	3,562
Commissions – related party	17,594	-	17,594	-
Professional fees	10,797	-	17,505	-
Total operating expenses	39,906	250	47,470	3,562

Income (loss) before provision for income taxes	42,132	(250)	34,864	(3,562)
Provision for income taxes	(7,300)	-	(7,300)	-

Net income (loss)	$34,832	$(250)	$27,564	$(3,562)

Income (loss) per share, basic and diluted	$0.00	$(0.00)	$0.01	$(0.00)
Weighted average shares outstanding, basic and diluted	10,367,501	20,000,000	15,688,608	20,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

CannAssist International Corp. Condensed Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30, 2018	For the period from May 17, 2017 (inception) to September 30, 2017
Cash flows from operating activities:
Net income (loss)	$34,864	$(3,562)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services	-	2,000
Expenses paid for by stockholder and contributed as capital	1,750	312
Changes in Operating Assets and Liabilities:
Accounts receivable	(13,300)	-
Inventory	(13,600)	-
Prepaid expenses	(91,181)	-
Accounts payable and accrued liabilities	14,896	1,250
Customer deposits	109,320	-
Net cash provided by operating activities	42,749	-

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans	6,000	-
Loan from a related party	2,635	-
Proceeds from sale of common stock	880	-
Net cash provided by financing activities	9,515	-

Net increase in cash	52,264	-
Cash, beginning of period	380	-
Cash, end of period	$52,644	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANNASSIST INTERNATIONAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2018

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

On June 18, 2018, the Company cancelled all 20,000,000 shares of its issued and outstanding stock, which were contributed by the Company’s then shareholders, James Cassidy and James McKillop, at no cost to the Company, and issued 4,200,000, shares of common stock pursuant to Section 4(a)(2) of the Securities Act of 1933 at par representing 100% of the total outstanding common stock. With the issuance of the stock and the redemption of the 20,000,000 shares of stock, the Company effected a change in its control and the new majority shareholder(s) elected new management of the Company. The Company intends to develop its business plan by acquiring Xceptor, LLC, a Wyoming corporation.

On July 12, 2018, the “Company, entered into a share exchange acquisition agreement with Xceptor LLC, a private company organized under the laws of Wyoming (“Xceptor”). The Acquisition was effected by the Company through the exchange of all the outstanding membership interests of Xceptor for 3,000,000 shares of common stock of the Company, valued at $0.0001 per share. At the time of the Acquisition, there was one shareholder of the Company who is also a shareholder and manager of Xceptor. Xceptor has become a wholly owned subsidiary of the Company and the Company has taken over its operations and business plan. Prior to the Acquisition, the Company had no ongoing business or operations. Since the Company and Xceptor were entities under common control prior to the Acquisition, the transaction is accounted for as a restructuring transaction. The Company has recast prior period financial statements to reflect the conveyance of Xceptor’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements.

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

The Company recognizes revenue when product is shipped. The Company will often receive payment and/or pay for the cost of goods prior to shipping. When this occurs, the result is both a prepaid for the supplies to be used in their product and a customer deposit. As of September 30, 2018, the Company has a prepaid expense of $91,181 and customer deposits of $109,230, for orders to be shipped in Q4.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $353,663 during the nine months September 30, 2018 and had a net income of $34,864 for the nine months ended September 30, 2018. The Company has retained earnings of $22,473 as of September 30, 2018. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 18, 2018, the Company cancelled all 20,000,000 shares of its issued and outstanding stock, which were contributed by the Company’s then shareholders, James Cassidy and James McKillop, at no cost to the Company, and issued 4,405,000, shares of common stock pursuant to Section 4(a)(2) of the Securities Act of 1933 at par representing 100% of the total outstanding common stock. All shares were sold to related parties at par value of $0.0001 for total cash proceeds of $440.

During the nine months ended September 30, 2018, a related party advanced the Company $2,635 to pay for certain operating expenses. The advances are unsecured, non-interest bearing and due on demand.

During the quarter ended September 30, 2018, the Company made a related party sale of $163,980, with related party cost of revenue of $129,636. The sale was processed through EME, LLC. EME, LLC is owned by Mark Palumba, CEO, and was the company previously fulfilling these orders. This sale was a onetime occurrence.

NOTE 5 – COMMON STOCK

During the nine months ended September 30, 2018, the Company sold 4,395,000 shares of common stock to third parties for total cash proceeds of $440.

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

Subsequent to September 30, 2018, the Company sold 610,000 shares of common stock for total cash proceeds of $10,060.

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

On July 12, 2018, the “Company, entered into a share exchange acquisition agreement with Xceptor LLC, a private company organized under the laws of Wyoming (“Xceptor”). The Acquisition was effected by the Company through the exchange of all the outstanding membership interests of Xceptor for 3,000,000 shares of common stock of the Company, valued at $0.0001 per share. At the time of the Acquisition, there was one shareholder of the Company who is also a shareholder and manager of Xceptor. Xceptor has become a wholly owned subsidiary of the Company and the Company has taken over its operations and business plan. Prior to the Acquisition, the Company had no ongoing business or operations. Since the Company and Xceptor were entities under common control prior to the Acquisition, the transaction is accounted for as a restructuring transaction. The Company has recast prior period financial statements to reflect the conveyance of Xceptor’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements.

CannAssist produces and sells its cannabidiol ("CBD") product, “Cibidinol,” which is formulated based on a proprietary process developed by its founder Mark Palumbo (US Provisional Patent Number 62/581,605). CBD is a non-psychoactive compound found in hemp and cannabis. CannAssist’s initial research and development work, aimed at enhancing the bioavailability of desired molecular structures, resulted in the creation of a line of CBD products, most notably its proprietary CBD product, Cibidinol. Cibidinol will be available in a line of consumable and topical products that the Company believes will make enhanced CBD products more available and accessible to consumers.

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

Results of Operation for the Three Months Ended September 30, 2018 and 2017

Revenues

For the three months ended September 30, 2018 the Company had revenue of $353,310, $163,980 of which is related party, and costs of revenue of $271,272, $129,636 of which is related party. There was no revenue or cost of revenue for the three months ended September 30, 2017. The increase in revenue and cost of revenue is from the operations of Xceptor.

General and administrative expenses

General and administrative expenses were $11,515 for the three months ended September 30, 2018 compared to $250 for the three months ended September 30, 2017. General and administrative expenses have increased with the recent increase in business activity.

Commissions

Commission expense was $17,594 for the three months ended September 30, 2018 compared to $0 for the three months ended September 30, 2017. Commission expense is paid to EME, LLC, a related party

Professional fees

Professional fees were $10,797 for the three months ended September 30, 2018 compared to $0 for the three months ended September 30, 2017. Professional fees consist of audit, accounting and legal fees. The fees have increased with the increase in services required to comply with SEC filing requirements.

Net Income (Loss)

For the three months ended September 30, 2018 we realized net income of $34,832, after a $7,300 provision for income tax expense, as compared to a net loss of $250 for three months ended September 30, 2017. The change from a net loss to net income in the current period is due to the recent acquisition of Xceptor.

Results of Operation for the Nine Months Ended September 30, 2018 from May 17, 2017 (inception) to September 30, 2017

Revenues

For the nine months ended September 30, 2018 the Company had revenue of $353,663, and costs of revenue of $271,329. There was no revenue or cost of revenue for the period May 17, 2017 through September 30, 2017. The increase in revenue and cost of revenue is from the operations of Xceptor.

General and administrative expenses

General and administrative expenses were $12,371 for the nine months ended September 30, 2018 compared to $3,562 for the period May 17, 2017 through September 30, 2017. General and administrative expenses have increased with the recent increase in business activity.

Commissions

Commission expense was $17,594 for the nine months ended September 30, 2018 compared to $0 for the nine months ended September 30, 2017. Commission expense is paid to EME, LLC, a related party.

Professional fees

Professional fees were $17,505 for the nine months ended September 30, 2018 compared to $0 for the period May 17, 2017 through September 30, 2017. Professional fees consist of audit, accounting and legal fees. The fees have increased with the increase in services required to comply with SEC filing requirements.

Net Income (Loss)

For the nine months ended September 30, 2018 we realized net income of $27,564, after a $7,300 provision for income tax expense, as compared to a net loss of $3,562 for the period May 17, 2017 through September 30, 2017. The change from a net loss to net income in the current period is due to the recent acquisition of Xceptor.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $353,663 during the nine months September 30, 2018 and had a net income of $34,864 (before provision for taxes) for the nine months ended September 30, 2018. The Company has retained earnings of $22,473 as of September 30, 2018. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company was provided with $42,749 of cash from operations for the nine months ended September 30, 2018. Net cash provided by financing activities for the nine months ended September 30, 2018 was $9,515.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2018.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Since inception, the Company has issued shares of common stock which were not registered as follows:

The Company (as Iris Grove Acquisition Corporation) issued an aggregate of 20,000,000 shares on formation in May 2017 pro rata (10,000,000 each) to James Cassidy and James McKillop, at a purchase price equal to $0.0001 per share, of which all 20,000,000 shares were redeemed via contribution and cancelled at no cost to the Company.

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

During the nine months ended September 30, 2018, the Company sold 4,600,000 shares of common stock, at a price of $0.0001 per share, for cash proceeds of $460 in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D as promulgated thereunder.

Subsequent to September 30, 2018 through the date of this report, the Company sold 610,000 shares of common stock for total cash proceeds of $10,060 in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D as promulgated thereunder.

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

CANNASSIST INTERNATIONAL CORPORATION

Dated: December 20, 2018	By: /s/ Mark Palumbo Mark Palumbo Chief Executive Officer

By: /s/ Mark Palumbo Mark Palumbo Chief Financial Officer

