Form 10-K
period 2018-12-31
CannAssist International Corp
filed 2019-04-15
CIK 1709542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 000-55740

CANNASSIST INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-1873116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1548 Loch Ness Dr.

Fallbrook, CA 92028

(Address of principal executive offices)

Issuer’s telephone number: 760-990-3091

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

At April 15, 2019, there were 12,410,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” “our company” and “CannAssist” refer to CannAssist International Corp. and its wholly owned subsidiary, Xceptor LLC, Inc. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management’s expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Corporate History and General Information

CannAssist International Corp. was originally named Iris Grove Acquisition Corporation ("Iris Grove ") and incorporated on May 17, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In July 2017, Iris Grove Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10-12g pursuant to Securities Exchange Act of 1934 and became a public reporting company. In June 2018, the Company effected a change in control of Iris Grove Acquisition Corporation. As part of that change in control, the then officers and directors of Iris Grove resigned, the Company redeemed 20,000,000 shares of the then 20,000,000 shares of common stock outstanding. Mark Palumbo was appointed the sole officer and director of the Company and the Company issued an aggregate of 4,200,000 shares of common stock to Mr. Palumbo and a group of investors. In addition, the Company changed its name to CannAssist International Corp.

The Company's corporate offices are located at 412 North Main Street, Buffalo, Wyoming 82834. The Company's email address is info@xceptorllc.com, and its website is xceptorcbd.com. The Company’s telephone number is 760-990-3091.

Business Combination with Xceptor LLC

On July 12, 2018, CannAssist International Corp., a Delaware corporation (the “Company”), entered into a share exchange acquisition agreement (the “Acquisition Agreement”) with Xceptor LLC, a private company organized under the laws of Wyoming (“Xceptor”). Under the Acquisition Agreement, the Company issued to the members of Xceptor a total amount of 3,000,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding membership interests of Xceptor. Mr. Mark Palumbo, who is the officer, director and majority shareholder of the Company, was an officer and member of Xceptor LLC prior to the Acquisition. As a result of the Acquisition, Xceptor became a wholly owned subsidiary of the Company and the Company had taken over its operations and business plan. Prior to the Acquisition, the Company had no ongoing business or operations. Just prior to the business combination on July 12, 2018, Mark Palumbo, the Company’s sole officer and director currently and just prior to the business combination, was the owner of 60% of the outstanding membership interests of Xceptor LLC and also was the owner of 3,000,000 shares of the common stock of the Company (which constituted 71% of the 4,200,000 total number of shares of the common stock of the Company then issued and outstanding just prior to the business combination on July 12, 2018). Since the Company and Xceptor were entities under common control prior to the Acquisition, the transaction is accounted for as a restructuring transaction.

Background

The Company has only recently emerged from its status as a development-stage company, and it has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Business Overview

CannAssist produces and sells its cannabidiol ("CBD") product, “Cibidinol,” which is formulated based on a process developed by its founder Mark Palumbo. CBD is a non-psychoactive compound found in hemp and cannabis. CannAssist’s initial research and development work, aimed at enhancing the bioavailability of desired molecular structures, resulted in the creation of a line of CBD products, most notably its CBD product, Cibidinol. Cibidinol will be available in a line of consumable and topical products that the Company believes will make enhanced CBD products more available and accessible to consumers.

The Products and Process

The Company’s CBD product Cibidinol is made from “hemp,” which is defined as “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” CannAssist's product offerings are based on formulation and manufacturing processes that are intended to enhance the bioavailability of CBD. Enhanced bioavailability is important as CBD and related compounds are oil-based and thus are not easily absorbed into the body. CannAssist's process is intended to allow for quicker absorption and reduced dosage requirements.

CannAssist intends to produce and distribute its product, Cibidinol, and a number of consumable and topical products in various delivery forms including capsules, sublingual drops, films, troches, lotions, creams, sprays, powders and suppositories. We are currently preparing pre-clinical trials for our CBD products with a target date for commencement of the tests in 2019. In addition to Cibidinol, we sell products using essential oils that utilize the same process as Cibidinol.

CannAssist intends to provide a line of CBD infused products that are produced with the Company's process of enhancing bioavailability. It is CannAssist's intent to create and maintain a robust product line. CannAssist’s research and development will also focus on studying adjunctive materials to use with the CBD product including (but not limited to) vitamins, anti-oxidants, sleep aids, and other ingredients.

Plan of Operation and Presence in the Market

CannAssist manufactures and distributes its products at facilities located in Carrollton, Texas, located at 2210 Hutton Drive, Carrollton, Texas 75006. The Company has shifted its focus from research and development to the commercialization of its products. The Company currently offers a topical lotion containing Cibidinol and plans to launch more products in the near future (which are currently under development). We sell our products directly online through our established website found at xceptorcbd.com. We currently have four active sales contractor distributors with plans to add two more sales representatives by the end of next year.

Over the next twelve months, CannAssist plans to solidify its market presence and position by enhancing current and developing new strategic relationships. Products will be sold through distributors and wholesalers and through a significant online market presence. CannAssist will also evaluate the generation of additional revenue streams through the licensing of its manufacturing processes to strategic partners. Specifically, in 2019, the Company plans to expand its product line by adding scents and flavors and concentration levels to its existing products, establish strategic partnerships with farms and other suppliers and engage in clinical studies in connection with its products.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In addition, the Chief Executive Officer and several shareholders may fund the Company’s operations, if needed, during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations.

The Company anticipates that it would need approximately $4,500,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability by facilitating the Company’s business.

Pricing

We will price our products using a formula that accounts for all Costs of Goods Sold (“COGS”) a sales margin as applied to these costs from 7.5 - 8.5 times COGS.

The Market – CBD Products

According to the Brightfield Group (“Brightfield”), the hemp-derived CBD market will reach sales of $22 billion by 2022, as compared to $591 million in 2018. According to Brightfield, main drivers of growth would be:

•	Increased investment.
•	The popularity of hemp CBD versus pharmaceutical products as wellness trends continue.
•	The evolution of distribution channels.
•	The expansion of the offering – driven by more product types and constant innovation.

According to Brightfield, 55% of CBD users purchase their CBD products at storefront dispensaries, 31% through local delivery services, and 17% online. Most of the remainder of CBD products are sourced from friends, dealers and cooperatives (8-9% each). Among CBD users, 80% use CBD products at least once a week, and about 41% use them every day. Approximately 4% of CBD consumers are occasional users, turning to CBD products less than once a month. Over half of CBD users have bought 1-2 CBD products over the last two weeks, and roughly 17% have bought 3 or more over the same time period. CBD users tend to enjoy having low or micro-doses of CBD (10 mg or less), once or twice per day.

According to Brightfield, the demographic age of CBD users are as follows: the largest group (nearly one third) between ages 35 and 49, and the 26-34 and 50-64 age, ranges each making up 20-25% of the market. Among CBD users, hemp-derived CBD users lean slightly older, more likely to fall into the 50-64 age range, and less likely to fall into the 26-34 age range. In general, significantly more CBD users are female (55%) than male (44%), with that figure being driven up by hemp-derived CBD users, 59% of whom were female. CBD users reflect the general population in terms of income, but within their ranks, slightly more hemp-derived CBD users fall into the lower-income groups (employed but making less than $40K). CBD users are generally well-educated - only 1.3% have not (yet) received their high school diplomas, whereas 15.4% have a graduate or post-grad degree completed. Nearly half of CBD users have a Bachelor’s Degree or beyond. CBD users are the most likely to be married – with 43% having spouses. At least 37% are married among all respondents, and this is the most common status. Just over 30% of CBD users are single.

Customer Profile

Among companies that we believe will purchase products from CannAssist, Management will target customers with the following demographic profile when implementing its marketing campaigns:

•	Operates as a distributor or manufacturer of consumable goods
•	Is a brand firm that is looking to enter the CBD products market
•	Generates revenues in excess of $10 million per year
•	Will spend $100,000 to $1.5 million per year via purchase orders.

Also, consumers will have direct online access to CannAssist’s products. CannAssist will target consumers who frequently use social media, make general and healthcare purchases through online marketplaces, and perform web searches for healthcare and lifestyle information.

Marketing and Sales Strategy

Management intends on using a number of sales and marketing strategies to ensure market share and sales volume.

CannAssist intends to market its products by building a large word-of-mouth referral network once the business establishes a strong brand name and by maintaining extensive relationships with third party cosmetics and consumables manufacturers and distributors.

CannAssist intends to develop an independent sales network that will operate on a commission basis. At this time, Management is developing a commission schedule that will provide agents with a range of commissions depending on the volume and type of business secured. Management expects to have three to four independent sales agents.

CannAssist’s Management Team, and its sales agents will frequently attend trade shows and industry forums to formalize and secure incremental and new revenue sources.

CannAssist is developing preferred pricing models for distributors, manufacturers, and partners to drive volume in desired product segments and to ensure consistent and predictable sales sources.

Competition

The current market place currently consists of collectives, dispensaries, licensed pain management clinics, and related entities that are licensed to sell THC and CBD based products. There are also a number of online vendors that provide diverse inventories of CBD infused products. Most states explicitly allow for the sale of CBD products that have been produced from industrial hemp and cannabis with limited quantities of psychoactive ingredients. As such, larger corporations that are able to strictly adhere to these manufacturing standards are entering the market with consumable and topical products that feature CBD as one of the primary ingredients.

We believe that one of the main competitive advantages that CannAssist will have over its competition is that the business is able to increase the bioavailability of CBD through what we believe to be a unique manufacturing process. We believe that this will remain as one of the strongest advantages that CannAssist will have throughout the life of the business. Furthermore, we believe that this technology additionally advances a more consumer accessible costing.

Suppliers, Distributors and Other Strategic Partners

We purchase materials to formulate our CBD products from GenCanna Global USA, Inc. and Isodiol International Inc.

The Company will lease production and R&D space from Cosmetic Innovations (CI) and CI will provide some outsourced production services. The Company has not yet entered into a formal agreement with CI, but plans to do so in the near future.

Employees

CannAssist has 2 employees.

Property

All manufacturing and distribution operations will occur at CannAssist's facilities in Carrollton, Texas. The facility's address is:

2210 Hutton Drive

Carrollton, Texas 75006

CannAssist's corporate facilities are located at:

1548 Loch Ness Dr.

Fallbrook, CA 92028

Intellectual Property

The Company does not currently hold any intellectual property or trade secret protection on any aspects of its business. The Company had been assigned ownership rights to a provisional patent (Application Number 62/581,605) with regard to the invention “Carbohydrate and cannadibiol complex” that lapsed in November 2018. The patent filing focused on the processes involved to create the complex between the Cannabidiol and the carbohydrate. This complex is the product we call Cibidinol. The resulting material Cibidinol is intended to significantly elevate the bioavailability of the Cannabidiol. The Company currently plans on attempting to obtain patents, copyright, trademarks and/or service marks on its products; provided, there can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar products.

Effect of Existing or Probable Governmental Regulation

The Company’s CBD products are subject to various state and federal laws regarding the production and sales of hemp-based products. Section 12619 of the Agriculture Improvement Act of 2018 (“2018 Farm Bill”) removed “hemp,” as defined in the Agricultural Marketing Act of 1946 (the “1946 Agricultural Act”), from the classification of “marijuana,” which is generally prohibited as a Schedule I drug under the Controlled Substances Act of 1970 (“CSA”). Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), the term “hemp” means “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” As a result of the passage of the 2018 Farm Bill, and since the Company believes that its CBD products contain parts of the cannabis plant with a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3 percent on a dry weight basis, the Company believes that its CBD products are not governed by the CSA and, ergo, would not be subject to prosecution thereunder because the Company believes that its CBD products contain “hemp” within the meaning of the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and do not contain any “marijuana” as prohibited under the CSA (as amended by the 2018 Farm Bill); provided, however, there is a lack of legal protection for hemp-based products that contain more than 0.3 percent THC and there is a risk that the Company would be subject to prosecution under the CSA in the event that its CBD products are found to contain more than 0.3 percent THC.

Furthermore, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) provides additional regulations regarding the production of hemp-based products and there is the risk that the Company’s CBD products may be found to be in violation of these regulations. Specifically, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) contains provisions relating to the shared state-federal jurisdiction over hemp cultivation and production, whereby states and Indian tribes have been delegated the broad authority to regulate and limit the production and sale of hemp and hemp products within their borders. Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), a plan under which a State or Indian tribe monitors and regulates the production of hemp shall only be required to include “(i) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than 3 calendar years; (ii) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (iii) a procedure for the effective disposal of—(I) plants, whether growing or not, that are produced in violation of this subtitle; and (II) products derived from those plants; (iv) a procedure to comply with enforcement procedures [ ]; (v) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of [applicable law]; (vi) a procedure for submitting the information [ ], as applicable, to the Secretary of Agriculture (the “Secretary”) not more than 30 days after the date on which the information is received; and (vii) a certification that the State or Indian tribe has the resources and personnel to carry out the practices and procedures described in clauses (i) through (vi).” Further, a hemp producer in a State or the territory of an Indian tribe for which a State or Tribal plan is approved shall be determined to have negligently violated the State or Tribal plan, including by negligently— “(i) failing to provide a legal description of land on which the producer produces hemp; (ii) failing to obtain a license or other required authorization from the State department of agriculture or Tribal government, as applicable; or (iii) producing Cannabis sativa L. with a delta-9 tetrahydrocannabinol concentration of more than 0.3 percent on a dry weight basis.” A hemp producer that negligently violates a State or Tribal plan 3 times in a 5-year period shall be ineligible to produce hemp for a period of 5 years beginning on the date of the third violation. If the State department of agriculture or Tribal government in a State or the territory of an Indian tribe for which a State or Tribal plan, as applicable, determines that a hemp producer in the State or territory has violated the State or Tribal plan with a culpable mental state greater than negligence— “(i) the State department of agriculture or Tribal government, as applicable, shall immediately report the hemp producer to —(I) the Attorney General; and (II) the chief law enforcement officer of the State or Indian tribe, as applicable.” In the case of a State or Indian tribe for which a State or Tribal plan is not approved, the production of hemp in that State or the territory of that Indian tribe shall be subject to a plan established by the Secretary to monitor and regulate that production. A plan established by the Secretary under shall include— “(A) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than 3 calendar years; (B) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (C) a procedure for the effective disposal of—(i) plants, whether growing or not, that are produced in violation of [applicable law]; and (ii) products derived from those plants; (D) a procedure to comply with the enforcement procedures; (E) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; and (F) such other practices or procedures as the Secretary considers to be appropriate. The Secretary shall also establish a procedure to issue licenses to hemp producers. In the case of a State or Indian tribe for which a State or Tribal plan is not approved under applicable law, it shall be unlawful to produce hemp in that State or the territory of that Indian tribe without a license issued by the Secretary. A violation of a plan established by the Secretary shall be subject to enforcement and the Secretary shall report the production of hemp without a license issued by the Secretary to the Attorney General. In the event that the Company’s CBD products are found to be in violation of these regulations, the Company may become subject to enforcement action as provided for in the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and may become subject to prosecution thereunder.

 Furthermore, the Company’s CBD products are subject to the application of laws relating to health and safety of our products. Specifically, the Company’s CBD products may be governed by the Federal Food Drug and Cosmetic Act (FD&C Act) as a drug. The FD&C Act is intended to assure the consumer, in part, that drugs and devices are safe and effective for their intended uses and that all labeling and packaging is truthful, informative, and not deceptive. The FD&C Act and FDA regulations define the term drug, in part, by reference to its intended use, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” Therefore, almost any ingested or topical or injectable product that, through its label or labeling (including internet websites, promotional pamphlets, and other marketing material), that is claimed to be beneficial for such uses will be regulated by FDA as a drug. The definition also includes components of drugs, such as active pharmaceutical ingredients. The FD&C Act defines cosmetics by their intended use, as "articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body...for cleansing, beautifying, promoting attractiveness, or altering the appearance." See FD&C Act, sec. 201(i). Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, cleansing shampoos, permanent waves, hair colors, and deodorants, as well as any substance intended for use as a component of a cosmetic product. Under the FD&C Act, cosmetic products and ingredients, with the exception of color additives, do not require FDA approval before they go on the market. Drugs, however, must generally either receive premarket approval by FDA through the New Drug Application (NDA) process or conform to a "monograph" for a particular drug category, as established by FDA's Over-the-Counter (OTC) Drug Review. These monographs specify conditions whereby OTC drug ingredients are generally recognized as safe and effective, and not misbranded. Certain OTC drugs may remain on the market without an NDA approval until a monograph for its class of drugs is finalized as a regulation. However, once FDA has made a final determination on the status of an OTC drug category, such products must either be the subject of an approved NDA (see FD&C Act, sec. 505(a) and (b), or comply with the appropriate monograph for an OTC drug. The Company’s CBD topical lotion has a NDC code 72519-101-11 and can be referred to as a pain cream. It uses Methyl Salicylate as a monographed pain reliever at monographed levels. All of the Company’s other products are cosmetic or ingestible forms with no claims subject to pre-approval by the FDA.

Costs and Effects of Compliance with Environmental Laws

Not applicable.

Legal Matters

 We know of no material, existing or pending legal proceedings against CannAssist, nor is it involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

THE COMPANY

Change of Control

CannAssist International Corp. (“CannAssist” or the “Company”) was incorporated as “Iris Grove Acquisition Corporation” on December 7, 2016 under the laws of the State of Delaware.

In June 2018, the Company effected a change in control of Iris Grove Acquisition Corporation. As part of that change in control, the then officers and directors of Iris Grove resigned, the Company redeemed 20,000,000 shares of the then 20,000,000 shares of common stock outstanding. Mark Palumbo was appointed the sole officer and director of the Company and the Company issued an aggregate of 4,200,000 shares of common stock to Mr. Palumbo and a group of investors.

In connection with the change in control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Iris Grove Acquisition Corporation to CannAssist International Corp.

The Company's corporate offices are located at 412 North Main Street, Buffalo, Wyoming 82834. The Company's email address is info@xceptorllc.com, and its website is xceptorcbd.com. The Company’s telephone number is 760-990-3091. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

Property

All manufacturing and distribution operations will occur at CannAssist's facilities in Carrollton, Texas. The facility's address is:

2210 Hutton Drive

Carrollton, Texas 75006

CannAssist's corporate facilities are located at:

1548 Loch Ness Dr.

Fallbrook, CA 92028

Management permits the Company to use these premises free of charge.

Intellectual Property

The Company does not currently hold any intellectual property or trade secret protection on any aspects of its business. The Company had been assigned ownership rights to a provisional patent (Application Number 62/581,605) with regard to the invention “Carbohydrate and cannadibiol complex” that lapsed in November 2018. The patent filing focused on the processes involved to create the complex between the Cannabidiol and the carbohydrate. This complex is the product we call Cibidinol. The resulting material Cibidinol is intended to significantly elevate the bioavailability of the Cannabidiol. The Company currently plans on attempting to obtain patents, copyright, trademarks and/or service marks on its products; provided, there can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar products.

Employees

Currently, the Company has two employees, who have agreed to assist the Company without pay until the Company is more stable and has recurring cash flow from operations.

Subsidiaries

The Company has one subsidiary, Xceptor LLC, a Wyoming limited liability company.

 Jumpstart Our Business Startups Act

In April, 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934;

Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an emerging growth company if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of

(i) the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii) the completion of the fiscal year of the fifth anniversary of the company’s IPO;

(iii) the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv) the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i) audited financial statements required for only two fiscal years;

(ii) selected financial data required for only the fiscal years that were audited;

(iii) executive compensation only needs to be presented in the limited format now required for smaller reporting companies.

(A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company’s independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting.

Section 102(a) of the JOBS Act exempts emerging growth companies from the requirements in §14A(e) of the Securities Exchange Act of 1934 for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Reports to Security Holders

In July 2017, the Company (as Iris Grove Acquisition Corporation) filed a Form 10-12G general registration of securities pursuant to the Exchange Act and is a reporting company pursuant such Act and files with the SEC quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company’s documents filed with the SEC may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the SEC, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The SEC also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001709542.

PLAN OF OPERATION

Business Plan and Potential Revenue

The Company produces a CBD product, Cibidinol, and other products and plans to generate revenues from sales of its products.

For the next few months, the Company will be focusing on marketing and identifying customers to sell its products.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In addition, the Chief Executive Officer and several shareholders may fund the Company’s operations, if needed, during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations.

The Company anticipates that it would need approximately $4,500,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability by facilitating the Company’s business.

ITEM 1A. RISK FACTORS.

 As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

All manufacturing and distribution operations will occur at CannAssist's facilities in Carrollton, Texas. The facility's address is:

2210 Hutton Drive

Carrollton, Texas 75006

CannAssist's corporate facilities are located at:

1548 Loch Ness Dr.

Fallbrook, CA 92028

Management permits the Company to use these premises at no cost to the Company. Currently, this space is sufficient to meet our needs, however, once we expand our business to a significant degree, we will have to find a larger space. We do not foresee any significant difficulties in obtaining any required additional space. We do not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is currently no public market for the Company’s securities.

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

Stockholders

As of the date of this report, there were approximately 62 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2018, the Company did not have any compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to an exemption from registration of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale. Furthermore, no underwriters participated or effectuated any of the transactions specified below. Also, no underwriting discounts or commissions applied to any of the transactions set forth below. All potential investors were contacted personally and possessed at the time of their investment bona fide substantive, pre-existing business relationships with the Company and/or its officers, directors and affiliates. No potential investors were contacted through other means, and no general advertising or general solicitation was used to solicit any investors.

During the past three years, the Company has issued shares of common stock pursuant as follows:

The Company (as Iris Grove Acquisition Corporation) issued an aggregate of 20,000,000 shares on formation in May 2017 pro rata (10,000,000 each) to James Cassidy and James McKillop, at a purchase price equal to $0.0001 per share, of which all 20,000,000 shares were redeemed via contribution and cancelled at no cost to the Company.

In June 2018, the Company issued 4,200,000 shares of its common stock, at a purchase price equal to $0.0001 per share for total proceeds of $420, as part of a change in control.

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

In the fourth quarter of 2018, the Company sold 610,000 shares of common stock for total cash proceeds of $10,060 in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D as promulgated thereunder.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon one of the following exemptions:

(a) The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an “Investor”) confirmed to the Company that it or he is a sophisticated investor and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

(b) The shares of Common Stock referenced herein were issued pursuant to and in accordance with Rule 903 of Regulation S of the Act. No commissions were paid in connection with the completion of this offering, except as noted above. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor represented to us that the investor was not a “U.S. person”, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. Each investor agreed by execution of the agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All certificates representing the shares were or upon issuance will be endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

(c) The shares of common stock referenced herein were issued pursuant to and in accordance with Regulation D Rule 506 and Section 4(a)(2) of the Securities Act. We made this determination in part based on the representations of Investors, which included, in pertinent part, that such Investors were an “accredited investor” as defined in Rule 501(a) under the Securities Act, and upon such further representations from the Investors that (a) the Investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agrees not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor either alone or together with its representatives has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, and (d) the Investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment.  Our determination is made based further upon our action of (a) making written disclosure to each Investor prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in the Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of  the Company of any general solicitation or advertising for securities herein issued in reliance upon Regulation D Rule 506 and Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the Company’s industry, the success of our product development, marketing and sales activities, vigorous competition in the construction industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

CannAssist International Corp. (formerly Iris Grove Acquisition Corporation) (the “Company”) was incorporated on May 17, 2017 under the laws of the State of Delaware. The business purpose of the Company is to produce, sell and market its CBD products. The Company's corporate offices are located at 1548 Loch Ness Dr., Fallbrook, CA 92028. The Company's email address is info@xceptorllc.com, and its website is xceptorcbd.com. The Company’s telephone number is 760-990-3091.

In July 2017, Iris Grove Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10-12g pursuant to Securities Exchange Act of 1934 and became a public reporting company. In June 2018, the Company effected a change in control of Iris Grove Acquisition Corporation. As part of that change in control, the then officers and directors of Iris Grove resigned, the Company cancelled 20,000,000 shares of the then 20,000,000 shares of common stock outstanding, which were contributed by the Company’s then shareholders, James Cassidy and James McKillop, at no cost to the Company. Mark Palumbo was appointed the sole officer and director of the Company and the Company issued an aggregate of 4,200,000 shares of common stock to Mr. Palumbo and a group of investors. In addition, the Company changed its name to CannAssist International Corp.

On July 12, 2018, CannAssist International Corp., a Delaware corporation (the “Company”), entered into a share exchange acquisition agreement (the “Acquisition Agreement”) with Xceptor LLC, a private company organized under the laws of Wyoming (“Xceptor”). Under the Acquisition Agreement, the Company issued to the members of Xceptor a total amount of 3,000,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding membership interests of Xceptor. Mr. Mark Palumbo, who is the officer, director and majority shareholder of the Company, was an officer and member of Xceptor LLC prior to the Acquisition. As a result of the Acquisition, Xceptor became a wholly owned subsidiary of the Company and the Company had taken over its operations and business plan. Prior to the Acquisition, the Company had no ongoing business or operations. Just prior to the business combination on July 12, 2018, Mark Palumbo, the Company’s sole officer and director currently and just prior to the business combination, was the owner of 60% of the outstanding membership interests of Xceptor LLC and also was the owner of 3,000,000 shares of the common stock of the Company (which constituted 71% of the 4,200,000 total number of shares of the common stock of the Company then issued and outstanding just prior to the business combination on July 12, 2018). Since the Company and Xceptor were entities under common control prior to the Acquisition, the transaction is accounted for as a restructuring transaction.

The Company anticipates that it would need approximately $4,500,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan. In addition to revenues generated from sales, the Chief Executive Officer and several shareholders may fund the Company’s operations, if needed, during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations.

As of December 31, 2018, the Company had generated total revenues of $745,165. At December 31, 2018, the Company had a net income of $25,385 and had retained earnings of $20,294.

For the period ended December 31, 2018, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

The Company has filed a registration statement on Form S-1 to register the resales of common stock shares held by certain existing shareholders of the Company. As of the date of this Report, the registration statement was under review by the U.S. Securities and Exchange Commission.

Revenues and Losses

During the year ended December 31, 2018, the Company posted total revenues of $745,165 and costs of revenues of $576,066 resulting in a gross margin of $169,099. For that same year ended, total operating expenses were $136,966, consisting of general and administrative expenses of $34,471, general and administrative expenses to a related party of $4,800, commissions to a related party of $28,655 and professional fees of $69,040. Income from operations and before income taxes totaled $32,133. After income tax expense of $6,748, the Company generated net income of $25,385.

Liquidity and Capital Resources

The Company had total assets of $205,448, consisting of a cash balance of $67,351, accounts receivable of $56,160, prepaid expenses of $62,173 and inventory of $19,764, as of December 31, 2018.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company generated no revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2019.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. Until such time that the Company’s registration statement becomes effective with the SEC, the Company plans to rely on its primary shareholder to continue his commitment to fund the Company’s continuing operating requirements. Management anticipates a total capital raise between $5-10M USD over the course of the following four consecutive quarters; provided, however, that the Company will require a minimum of $100,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

Discussion of the Year Ended December 31, 2018 as compared to the Period from May 17, 2017 (inception) to December 31, 2017

The Company generated total revenues of $745,165 during the year ended December 31, 2018, as compared to revenues of $232 for period from May 17, 2017 (inception) to December 31, 2017. The increase in revenues is a result of an expansion of operations resulting from a business combination between the Company and Xceptor LLC that took place in 2018.

During the year ended December 31, 2018, the Company posted operating expenses of $$136,966, consisting of general and administrative expenses of $34,471, general and administrative expenses to a related party of $4,800, commissions to a related party of $28,655 and professional fees of $69,040. In contrast, during period from May 17, 2017 (inception) to December 31, 2017, the Company posted operating expenses of $5,323, consisting of general and administrative expenses of $5,323. The increase in operating expenses is attributable to an expansion of operations resulting from a business combination between the Company and Xceptor LLC that took place in 2018.

During the year ended December 31, 2018, the Company posted a net income of $25,385, compared to a net loss of $5,091 for the period from May 17, 2017 (inception) to December 31, 2017. The increase in net income is primarily the result of decreases in in operating expenses attributable to an expansion of operations resulting from a business combination between the Company and Xceptor LLC that took place in 2018.

During the year ended December 31, 2018, the Company generated $40,349 in cash from operating activities and generated $11,915 in cash from financing activities. The Company did not use or generate any cash in investing activities.

The Company had a cash balance of $67,351 and $380 as of December 31, 2018 and 2017, respectively.

Plan of Operations

For the next few months, the Company will be focusing on marketing and identifying customers to sell its products.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In addition, the Chief Executive Officer and several shareholders may fund the Company’s operations, if needed, during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations.

The Company anticipates that it would need approximately $4,500,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability by facilitating the Company’s business.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company plans to earn revenue from executing its business plan and selling its CBD products.

Alternative Financial Planning

As of December 31, 2018, the Company had cash available of $67,351.

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to operate effectively will be severely jeopardized.

The Company does not anticipate that it will generate revenue sufficient to cover its planned operating expenses, and the Company must obtain additional financing in order to develop and implement its business plan and proposed operations. If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2018 or 2017.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. The allowance for uncollectible amounts is evaluated quarterly.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018.

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

The Company recognizes revenue when product is shipped. The Company will often receive payment and/or pay for the cost of goods prior to shipping. When this occurs, the result is both a prepaid for the supplies to be used in their product and a customer deposit. As of December 31, 2018, the Company has a prepaid expense of $62,173 and customer deposits of $59,671, for orders to be shipped in Q1, 2019.

Cost of Sales

Cost of sales is determined on the basis of the cost of production or the purchase of goods, adjusted for the variation of inventory Cost of sale is recognized as the direct cost of products or services sold during the period.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. The Company has no dilutive shares as of December 31, 2018 and 2017.

Recently issued accounting pronouncements

Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC). The guidance in ASC 606 was originally issued by the FASB in May 2014 in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Since then, the FASB has issued several ASUs that have revised or clarified the guidance in ASC 606. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

 On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 22, 2018, the Board of Directors of CannAssist International Corp. determined not to continue with the Company's then accountants and to engage a different accounting firm with whom they were familiar. On August 22, 2018, KCCW Accountancy Corp. (“KCCW”), located in Alhambra, California, the former accountants, were dismissed.

The prior accountant's audit report on the financial statements as of and for the year ended December 31, 2017 contain a note as to the Company's ability to continue as a going concern. The note indicated that the Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it had not been able to accomplish to the date of the report, and /or obtain additional financing from its stockholders and/or other third parties.

In connection with the Company's financial statements for the period from June 12, 2017 (date of engagement) through the date of dismissal, there were no disagreements with the former accountants, KCCW Accountancy Corp., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, if any.

On August 23, 2018, (the "Engagement Date"), the Company engaged BF Borgers CPA PC, Certified Public Accountants, as its independent registered public accounting firm. The decision to engage BF Borgers CPA PC as the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

The address of BF Borgers CPA PC is:

5400 W. Cedar Avenue

Lakewood, CO 80226

The Company, nor any one on its behalf, did not consult with BF Borgers CPA PC in regard to the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we had failed to adequately invest in personnel and systems to accumulate, record and properly report on our results of operations.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Mark Palumbo	59	Chief Executive Officer, Secretary, Chief Financial Officer and Director	2018
Marla Palumbo	59	President	2019

Mark Palumbo

Chief Executive Officer, Secretary, Chief Financial Officer and Director of the Company

Following studies at the University of Rhode Island, Mark worked in the aerospace industry for three years starting in 1980. At Ocean Technologies he worked as an electronic technician supporting the development of submarine weapon systems of the Naval Underwater Systems Center in Newport/Middletown, RI and he then worked in a similar capacity for Hughes Aircraft. To better utilize his Biology degree Mark joined DuPont Pharmaceuticals in 1983. He initially worked as a pharmaceutical representative supporting doctors, hospitals, and pharmacies in Southern California. Later he was promoted to a management position at their Long Island, NY production facility that provided contract testing and manufacturing services to the pharmaceutical, cosmetic, personal care and nutritional industries. In 1990 Mark pursued his interest in the Cosmetic and Personal Care industries. He worked at US Cosmetics selling cosmetic ingredients to US formulators and manufacturers and then, 5 years later, he moved to Collaborative Laboratories where he directed the company’s global sales initiative. Utilizing his industry knowledge and experience Mark formed his own company, DIOW Products (Doing it our Way), in 1999. Working collaboratively with clients the company developed, manufactured, and supplied raw materials for personal care, cosmetics and nutritional products. DIOW was sold in 2008 and using the retained assets, EME Ltd. was formed that same year. Through Mark’s leadership EME Ltd. has worked independently and collaboratively to develop new products and to enhance the bioavailability and ease-of-use of existing products. EME Ltd. currently includes a cell biology laboratory and two botanically based personal care, cosmetic, food and nutritional agencies.

Marla Palumbo

President

Marla Palumbo holds a Bachelor of Science in Nursing from Point Lorna College. She has 20 years of experience as a registered nurse, acting as nursing manager of 50 employees for 7 of these years. Additionally, Ms. Palumbo has 5 years in pharmaceutical sales and 5 years as Vice President and co-owner ofDIOW Products, Inc. a cosmetic raw material supplier and 10 years as co-founder and co-owner of EME Ltd, a cosmetic raw material distribution company. Ms. Palumbo is co-founder of Xceptor, LLC, a wholly owned subsidiary of the Company. She brings experience in organization, business management and growth, regulatory and FDA guidelines, personnel management and growth and creating programs and literature for product promotion and education.

Director Independence

The Board of Directors has determined that it does not have any independent directors as that term is defined by NASDAQ Marketplace Rule 5605(a)(2). In assessing the independence of the directors, the Board considers any transactions, relationships and arrangements between our Company and our independent directors or their affiliated companies. This review is based primarily on responses of the directors to questions in a director and officer questionnaire regarding employment, business, familial, compensation and other relationships with our Company or our management.

Director Compensation

Directors do not receive any compensation for serving on the Board of Directors.

Committees and Terms

The Board of Directors has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Legal Proceedings

There are no legal proceedings regarding the Company.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

Indemnification of Officers, Directors, Employees and Agents

The Certificate of Incorporation and bylaws of the Company provide that the Company shall, to the fullest extent permitted by applicable law, as amended from time to time, indemnify all directors of the Company, as well as any officers or employees of the Company to whom the Company has agreed to grant indemnification.

Section 145 of the Delaware General Corporation Law empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers provided that this provision shall not eliminate or limit the liability of a director (I) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) arising under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

The Delaware General Corporation Law provides further that the indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation's by-laws, any agreement, vote of shareholders or otherwise.

The effect of the foregoing is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

 INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISIONS, IT IS THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION THAT SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.

Identification of Significant Employees

The Company currently has one full-time employee, not including independent sales consultants.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any

•	Registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Board of Directors can adequately perform the functions of such committees.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this filing.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

ITEM 11. EXECUTIVE COMPENSATION

To date, the Company has not paid compensation to any executive officer or director. The Company may choose to pay a salary or fees to its executive management in the future. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2018.

Narrative Disclosure to Summary Compensation Table

There are no current employment agreements between the Company and its executive officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2018.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because he can adequately perform the functions of such committees.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The sole Director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this filing.

Risk Oversight

Effective risk oversight is an important priority of the Company. Because risks are considered in virtually every business decision, the Director’s approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the future full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s sole Director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Company’s sole Director reviews the Company’s internal accounting controls, practices and policies.

Code of Ethics

The Company has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the SEC and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2018, we believe that during the fiscal year ended December 31, 2018, the following 10% stockholders did not comply with the reporting requirements applicable to them: James Cassidy and James McKillop (both of whom did not file Form 5 Annual Statements of Beneficial Ownership of Securities for the year ended December 31, 2018, but who subsequently relinquished all of their shares as reported in their respective Form 4 Statement of Changes in Beneficial Ownership regarding such relinquishment of their shares).

Director Compensation

Our sole Director does not currently receive any consideration for her services as a Director. The Company reserves the right in the future to award future members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our sole Director determines the compensation given to our executive officers in her sole determination. Our sole Director also reserves the right to pay our executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, our sole Director reserves the right to grant stock options in the future, if she, in her sole determination, believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our sole Director, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date of this prospectus regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

COMMON STOCK

	Common Shares	Percentage
	Owned	Of Class(1)

Mark Palumbo (2)(3)	4,800,000	38.67%
Chief Executive Officer, Secretary, Treasurer and Director

Marla Palumbo (3)(4)	1,200,000	9.66%
President

(1)	Based on 12,410,000 common stock shares outstanding.

(2)	Consists of 3,000,000 shares initially owned in the Company as a result of the change in control and 1,800,000 shares received in exchange for membership interests in Xceptor, LLC pursuant to the Acquisition.

(3)	This individual’s address is 1548 Loch Ness Dr., Fallbrook, CA 92028.

(4)	Consists of 1,200,000 shares received in exchange for membership interests in Xceptor, LLC pursuant to the Acquisition.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On June 18, 2018, the Company cancelled all 20,000,000 shares of its issued and outstanding stock held by its then shareholders, James Cassidy and James McKillop, which were contributed by the Company’s then shareholders, James Cassidy and James McKillop, at no cost to the Company, and issued 4,200,000, shares of common stock pursuant to Section 4(a)(2) of the Securities Act of 1933 at par representing 100% of the total outstanding common stock. All shares were sold to related parties at par value of $0.0001 per share for total cash proceeds of $420. James Cassidy and James McKillop, as the organizers and developers of Iris Grove Acquisition Corporation, were involved with the Company from inception to the change in control in July 2018. In particular, Mr. Cassidy provides services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the instant registration statement. James Cassidy is also a partner in the law firm which acts as counsel to the Company and is also the president of Tiber Creek Corporation, which provides advisory services.

On July 12, 2018, CannAssist International Corp., a Delaware corporation (the “Company”), entered into a share exchange acquisition agreement (the “Acquisition Agreement”) with Xceptor LLC, a private company organized under the laws of Wyoming (“Xceptor”). Under the Acquisition Agreement, the Company issued to the members of Xceptor a total amount of 3,000,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding membership interests of Xceptor. Mark Palumbo, who is the officer, director and majority shareholder of the Company, was an officer and member of Xceptor LLC prior to the Acquisition and Marla Palumbo, a member of Xceptor LLC, is a family member of Mark Palumbo.

In the third quarter of 2018, the Company issued 305,000 shares of its common stock at an aggregate purchase price of $30.50, or $.0001 per share, to family members of Mark Palumbo, the sole officer and director of the Company, pursuant to a private placement.

On October 3, 2017, Marla Palumbo, contributed $1,000 to the Company in order to open a bank account and fund initial expenses. In addition, Ms. Palumbo contributed an additional $3,471 through December 31, 2017 for general operating expenses.

On June 29, 2018, Marla Palumbo advanced the Company $6,000 for general operating expenses. The advance is unsecured, due on demand and non-interest bearing.

During the year ended December 31, 2018, EME, Ltd. advanced the Company $2,735 to pay for certain operating expenses. EME, Ltd. is owned by Mark Palumbo, CEO. The advances are unsecured, non-interest bearing and due on demand. In addition, there is $4,373 of accounts payable due to EME, Ltd.

During the year ended December 31, 2018, the Company paid sales commissions of $28,655 to EME Ltd.

During the year ended December 31, 2018, the Company paid $4,800 to Matthew Palumbo for product design services. Matthew Palumbo is the son of Mark Palumbo, CEO.

During the year ended December 31, 2018, the Company made a related party sale of $163,980, with related party cost of revenue of $129,636. The sale was processed through EME, Ltd. EME, Ltd. is owned by Mark Palumbo, CEO, and was the company previously fulfilling these orders. This sale was a onetime occurrence.

Our officers and director are now and may in the future become a stockholder, officer or director of other companies that may be engaged in business activities similar to those conducted by us. Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on our behalf or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individual in the performance of his duties or otherwise. Although we do not currently have a right of first refusal pertaining to opportunities that come to management’s attention insofar as such opportunities may relate to our business operations, we have established a conflict of interest policy intended to ensure timely disclosure and avoidance of activities and relationships that conflict with the interests of the Company.

Our officers and director are subject to the restriction that all opportunities contemplated by our business plan which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to our Company. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. To the extent possible, a majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders. However, all of the transactions described above were approved and ratified by our Board of Directors. In connection with the approval of the transactions described above, our Board of Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;

●	Disclosing in any and all filings with the SEC, where required;

●	Obtaining disinterested directors consent; and

●	Obtaining shareholder consent where required.

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, the Company does not have any independent directors. Our directors, Clayton Patterson and Harold Patterson, are also executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $27,000 for fiscal year ended December 31, 2018, and $12,000 for fiscal year ended December 31, 2017.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were nil for fiscal years ended December 31, 2018 and 2017, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were nil for fiscal years ended December 31, 2018 and 2017, respectively.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were nil for fiscal years ended December 31, 2018 and 2017, respectively.

Audit Committee

As of the date of this Annual Report, the Company did not have a standing audit committee serving, and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2018 and 2017

Statements of Operations for the years ended December 31, 2018 and December 31, 2017

Statements of Cash Flows for the years ended December 31, 2018 and December 31, 2017

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017

Notes to Financial Statements

EXHIBITS

2.1+	Agreement and Plan of Reorganization between CannAssist International Corp. and Xceptor LLC
3.1++	Certificate of Incorporation
3.2++	By-laws
3.3+++	Amendment to Certificate of Incorporation
21.1++++	List of Subsidiaries
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

+	Previously filed on Form 8-K on July 13, 2018 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

++	Previously filed on Form 10-12G on January 18, 2017 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

+++	Previously filed on Form S-1 on October 22, 2018 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.
++++	Previously filed on Form S-1 on February 15, 2019 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in Fallbrook, CA, thereunto duly authorized, on April 15, 2019.

CANNASSIST INTERNATIONAL CORP.

By:	/s/ Mark Palumbo
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Palumbo
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Mark Palumbo
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2019.

By:	/s/ Mark Palumbo
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Palumbo
Title:	Treasurer (Principal Financial Officer)

By:	/s/ Mark Palumbo
Title:	Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark Palumbo	Director	April 15, 2019

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We will furnish to the Securities and Exchange Commission, at the same time that it is sent to stockholders, any proxy or information statement that we send to our stockholders in connection with any annual stockholders’ meeting.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of CannAssist International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CannAssist International Corp. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018.

Lakewood, CO

April 15, 2019

CannAssist International Corp.

Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash	$67,351	$380
Accounts receivable	56,160	-
Prepaid expenses	62,173	-
Inventory	19,764	-

Total assets	$205,448	$380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$89,565	$-
Accounts payable – related party	4,373	-
Accrued liabilities	-	2,000
Customer deposits	59,671	-
Due to a related party	8,666	-
Loan payable	1,000	1,000
Accrual for income taxes	6,748	-
Total current liabilities	170,023	3,000

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 12,410,000 and 20,000,000 issued and outstanding, respectively	1,241	2,000
Stock subscription receivable	(30)	-
Additional paid in capital	13,920	471
Retained earnings (accumulated deficit)	20,294	(5,091)
Total Stockholders’ equity (deficit)	35,425	(2,620)

Total Liabilities and Stockholders’ Deficit	$205,448	$380

The accompanying notes are an integral part of these financial statements.

CannAssist International Corp.

Statements of Operations

	For the year ended December 31, 2018	For the period from May 17, 2017 (inception) to December 31, 2017

Revenue	$581,185	$232
Revenue – related party	163,980	-
Total revenue	745,165	232

Cost of revenue	446,430	-
Cost of revenue– related party	129,636	-
Total cost of revenue	576,066	-
Gross margin	169,099	-

Operating expenses:
General and administrative	34,471	5,323
General and administrative– related party	4,800	-
Commissions – related party	28,655	-
Professional fees	69,040	-
Total operating expenses	136,966	5,323

Income (loss) before provision for income taxes	32,133	(5,091)
Provision for income taxes	(6,748)	-

Net income (loss)	$25,385	$(5,091)

Income (loss) per share, basic and diluted	$0.00	$(0.00)
Weighted average shares outstanding, basic and diluted	15,101,877	20,000,000

The accompanying notes are an integral part of these financial statements.

CannAssist International Corp.

Statement of Changes in Stockholders’ Equity

December 31, 2018 and 2017

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Retained	Stockholders'
	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance at inception (May 17, 2017)	-	$-	$-	-	$-	$-
Common stock issued for services	20,000,000	2,000	-	-	-	2,000
Contributed capital	-	-	4,783	-	-	4,783
Recapitalization of reverse merger	-	-	(4,312)	-	-	(4,312)
Net loss for the year ended December 31, 2017	-	-	-	-	(5,091)	(5,091)
Balance, December 31, 2017	20,000,000	2,000	471	-	(5,091)	(2,620)
Common stock cancelled	(20,000,000)	(2,000)	2,000	-	-	-
Shares issued with merger	3,000,000	300	(300)	-	-	-
Contributed capital	-	-	2,400	-	-	2,400
Recapitalization of reverse merger	-	-	(650)	-	-	(650)
Common stock issued for cash	5,005,000	501	9,999	(30)	-	10,470
Common stock issued for cash – related party	4,405,000	440	-	-	-	440
Net income for the year ended December 31, 2018	-	-	-	-	25,385	25,385
Balance, December 31, 2018	12,410,000	$1,241	$13,920	$(30)	$20,294	$35,425

The accompanying notes are an integral part of these financial statements.

CannAssist International Corp.

Statements of Cash Flows

	For the year ended December 31, 2018	For the period from May 17, 2017 (inception) to December 31, 2017
Cash flows from operating activities:
Net income (loss)	$25,385	$(5,091)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Recapitalization of reverse merger	(650)	(4,312)
Common stock issued for services	-	2,000
Changes in Operating Assets and Liabilities:
Accounts receivable	(56,160)	-
Inventory	(19,764)	-
Prepaid expenses	(62,173)	-
Accounts payable and accrued liabilities	98,686	2,000
Customer deposits	59,671	-
Net cash provided by operating activities	44,995	(5,403)

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	8,666	1,000
Contributed capital	2,400	4,783
Proceeds from sale of common stock	10,910	-
Net cash provided by financing activities	21,976	5,783

Net increase in cash	66,971	380
Cash, beginning of period	380	-
Cash, end of period	$67,351	$380

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2018 or 2017.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. The allowance for uncollectible amounts is evaluated quarterly.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018.

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

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Company recognizes revenue when product is shipped. The Company will often receive payment and/or pay for the cost of goods prior to shipping. When this occurs, the result is both a prepaid for the supplies to be used in their product and a customer deposit. As of December 31, 2018, the Company has a prepaid expense of $62,173 and customer deposits of $59,671, for orders to be shipped in Q1, 2019.

Cost of Sales

Cost of sales is determined on the basis of the cost of production or the purchase of goods, adjusted for the variation of inventory Cost of sale is recognized as the direct cost of products or services sold during the period.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. The Company has no dilutive shares as of December 31, 2018 and 2017.

Recently issued accounting pronouncements

Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC). The guidance in ASC 606 was originally issued by the FASB in May 2014 in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Since then, the FASB has issued several ASUs that have revised or clarified the guidance in ASC 606. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

 On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $745,165 during the year ended December 31, 2018 and had a net income of $25,385 for the year ended December 31, 2018. The Company has retained earnings of $20,294 as of December 31, 2018. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – LOAN PAYABLE

On October 11, 2017, the Company received a $1,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

NOTE 5 – RELATED PARTY TRANSACTIONS

On October 3, 2017, Marla Palumbo, contributed $1,000 to the Company in order to open a bank account and fund initial expenses. In addition, Ms. Palumbo contributed an additional $3,471 through December 31, 2017 for general operating expenses.

On June 18, 2018, the Company cancelled all 20,000,000 shares of its issued and outstanding stock and issued 4,405,000, shares of common stock pursuant to Section 4(a)(2) of the Securities Act of 1933 at par representing 100% of the total outstanding common stock. All shares were sold to related parties at par value of $0.0001 for total cash proceeds of $440.

On June 29, 2018, Marla Palumbo advanced the Company $6,000 for general operating expenses. The advance is unsecured, due on demand and non-interest bearing.

During the year ended December 31, 2018, EME, Ltd. advanced the Company $2,735 to pay for certain operating expenses. EME, Ltd. is owned by Mark Palumbo, CEO. The advances are unsecured, non-interest bearing and due on demand. In addition, there is $4,373 of accounts payable due to EME, Ltd.

During the year ended December 31, 2018, the Company paid sales commissions of $28,655 to EME Ltd.

During the year ended December 31, 2018, the Company paid $4,800 to Matthew Palumbo for product design services. Matthew Palumbo is the son of Mark Palumbo, CEO.

During the year ended December 31, 2018, the Company made a related party sale of $163,980, with related party cost of revenue of $129,636. The sale was processed through EME, Ltd. EME, Ltd. is owned by Mark Palumbo, CEO, and was the company previously fulfilling these orders. This sale was a onetime occurrence.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 6 – COMMON STOCK

During the year ended December 31, 2018, the Company sold 5,005,000 shares of common stock to third parties for total cash proceeds of $10,500. As of December 31, 2018, $30 has not been collected and has been debited to stock subscription receivable.

On July 12, 2018, the “Company, entered into a share exchange acquisition agreement with Xceptor LLC, a private company organized under the laws of Wyoming (“Xceptor”). The Acquisition was effected by the Company through the exchange of all the outstanding membership interests of Xceptor for 3,000,000 shares of common stock of the Company, valued at $0.0001 per share.

NOTE 7 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted.

Net deferred tax assets consist of the following components as of December 31:

	2018	2017
Federal income tax benefit attributable to:
Current operations	$(6,748)	$1,070
Less: valuation allowance	-	(1,070)
Net provision for Federal income taxes	$(6,748)	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2018	2017
Deferred Tax Assets:
NOL Carryover	$-	$1,070
Less valuation allowance	-	(1,070)
Net deferred tax assets	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

