Form 10-Q
period 2019-03-31
CannAssist International Corp
filed 2019-08-07
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended MARCH 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

As of July 3, 2019, the Company had 17,410,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASSIST INTERNATIONAL CORP.

CannAssist International Corp. Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$24,179	$67,351
Accounts receivable	110,117	56,160
Prepaid expenses	62,781	62,173
Inventory	42,452	19,764

Total assets	$239,529	$205,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$109,418	$89,565
Accounts payable – related party	9,347	4,373
Customer deposits	104,441	59,671
Due to a related party	9,270	8,666
Loan payable	1,000	1,000
Accrual for income taxes	6,748	6,748
Total current liabilities	240,224	170,023

Commitments and contingencies		-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 12,410,000 and 12,410,000 issued and outstanding, respectively	1,241	1,241
Stock subscription receivable	-	(30)
Additional paid in capital	13,920	13,920
(Accumulated deficit) retained earnings	(15,856)	20,294
Total Stockholders’ (deficit) equity	(695)	35,425

Total Liabilities and Stockholders’ Deficit	$239,529	$205,448

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Operations (Unaudited)

	For the three Months ended March 31,
	2019	2018
Revenue	$272,813	$153
Cost of revenue	209,870	-
Gross margin	62,943	153

Operating expenses:
General and administrative	51,124	498
General and administrative– related party	500	-
Commissions – related party	12,253	-
Professional fees	35,216	-
Total operating expenses	99,093	498

Loss before provision for income taxes	(36,150)	(345)
Provision for income taxes	-	-

Net loss	$(36,150)	$(345)

Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	12,410,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statement of Changes in Stockholders’ Equity March 31, 2018
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Deficit
Balance, December 31, 2017	20,000,000	$2,000	$471	$(5,091)	$(2,620)
Net loss for the three months ended March 31, 2018	-	-	-	(345)	(345)
Balance, March 31, 2018	20,000,000	$2,000	$471	$(5,436)	$(2,965)

CannAssist International Corp. Statement of Changes in Stockholders’ Equity March 31, 2019
			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Retained	Stockholders'
	Shares	Amount	Capital	Receivable	Earnings	Deficit
Balance, December 31, 2018	12,410,000	$1,241	$13,920	$(30)	$20,294	$35,425
Cash received on subscription receivable	-	-	-	30	-	30
Net loss for the three months ended March 31, 2019	-	-	-	-	(36,150)	(36,150)
Balance, March 31, 2019	12,410,000	$1,241	$13,920	$-	$(15,856)	$(695)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Cash Flows (Unaudited)
	For the three Months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(36,150)	$(345)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable	(53,957)	-
Inventory	(22,688)	-
Prepaid expenses	(608)	-
Accounts payable and accrued liabilities	24,827	450
Customer deposits	44,770	-
Net cash (used) provided by operating activities	(43,806)	105

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	604	-
Proceeds from stock subscription receivable	30	-
Net cash provided by financing activities	634	-

Net (decrease) increase in cash	(43,172)	105
Cash, beginning of period	67,351	380
Cash, end of period	$24,179	$485

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNASSIST INTERNATIONAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018 included on the Company’s Form 10-K. The results of the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company recognizes revenue when product is shipped. The Company will often receive payment and/or pay for the cost of goods prior to shipping. When this occurs, the result is both a prepaid for the supplies to be used in their product and a customer deposit. As of March 31, 2019, the Company has a prepaid expense of $62,781 and customer deposits of $104,441, for orders to be shipped in Q2, 2019. As of December 31, 2018, the Company has a prepaid expense of $62,173 and customer deposits of $59,671, for orders to be shipped in Q1, 2019.

Cost of Sales

Cost of sales is determined on the basis of the cost of production or the purchase of goods, adjusted for the variation of inventory Cost of sale is recognized as the direct cost of products or services sold during the period.

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The adoption of this standard has dad no impact on the financial statements as the Company does not currently have any long-term lease obligations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $272,813 during the three months ended March 31, 2019 and had a net loss of $36,150 for the three months ended March 31, 2019. The Company has an accumulated deficit of $15,856 as of March 31, 2019. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – LOAN PAYABLE

On October 11, 2017, the Company received a $1,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

NOTE 5 – RELATED PARTY TRANSACTIONS

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. As of March 31, 2019, and December 31, 2018, the balance due to Ms. Palumbo for cash advances is $904 and $300, respectively. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

On June 29, 2018, Ms. Palumbo advanced the Company $6,000 for general operating expenses. The advance is unsecured, due on demand and non-interest bearing.

During the year ended December 31, 2018, EME, Ltd. advanced the Company $2,366 to pay for certain operating expenses. EME, Ltd. is owned by Mark Palumbo, CEO. The advances are unsecured, non-interest bearing and due on demand. In addition, there is $9,347 and $4,373 of accounts payable due to EME, Ltd as of March 31, 2019 and December 31, 2018.

During the three months ended March 31, 2019, the Company paid sales commissions of $12,253 to EME Ltd.

During the three months ended March 31, 2019, the Company paid $500 to Matthew Palumbo for product design services. Matthew Palumbo is the son of Mark Palumbo, CEO.

NOTE 6 – COMMON STOCK

During the year ended December 31, 2018, the Company sold 5,005,000 shares of common stock to third parties for total cash proceeds of $10,500. As of December 31, 2018, $30 has not been collected and has been debited to stock subscription receivable. The $30 was collected during the three months ended March 31, 2019.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

On April 29, 2019, the Company entered into a Technology License Agreement with Mark Palumbo (“Licensor”) whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to a provisional patent application for a “Process for creating Carbohydrate Complexes with Cannabinoids and other Hydrophobic Molecules in large scale,” related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 5-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 5,000,000 restricted shares of its common stock, valued at par value per share, at the effective date of the agreement and shall issue to the Licensor an additional 1,000,000 shares restricted shares of its common stock, valued at par value per share, at the commencement of each Renewal Term.

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

Results of Operation for the Three Months Ended March 31, 2019 and 2018

Revenues

For the three months ended March 31, 2019, the Company had revenues of $272,813, and costs of revenue of $209,870. In comparison, for the three months ended March 31, 2017, the Company had revenue of $153, and cost of revenue of $0. The increase in revenue and cost of revenue is from the operations of Xceptor, a wholly owned subsidiary of the Company that was combined with the Company in July 2018.

General and administrative expenses

General and administrative expenses were $51,124 for the three months ended March 31, 2019 compared to $498 for the three months ended March 31, 2018. General and administrative expenses have increased with the recent increase in business activity.

General and administrative expenses to EME, LLC, a related party, were $500 for the three months ended March 31, 2019 compared to $0 for the three months ended March 31, 2018. General and administrative expenses to a related party have increased with the recent increase in business activity.

Commissions

Commission expense was $12,253 for the three months ended March 31, 2019 compared to $0 for the three months ended March 31, 2018. Commission expense was paid to EME, LLC, a related party

Professional fees

Professional fees were $35,216 for the three months ended March 31, 2019 compared to $0 for the three months ended March 31, 2018. Professional fees consist of audit, accounting and legal fees. The fees have increased with the increase in services required to comply with SEC filing requirements.

Net Loss

For the three months ended March 31, 2019, we realized net loss of $36,150 as compared to a net loss of $345 for three months ended March 31, 2018. The change from a net loss to net income in the current period is due to the recent acquisition of Xceptor.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $272,813 during the three months ended March 31, 2019 and had a net loss of $36,150 for the three months ended March 31, 2019. The Company has an accumulated deficit of $15,856 as of March 31, 2019. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $43,806 of cash from operations for the three months ended March 31, 2019. Net cash provided by financing activities for the three months ended March 31, 2019 was $634.

As of March 31, 2019, the Company had $24,179 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2019.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2019, the Company entered into a Technology License Agreement with Mark Palumbo (“Licensor”) whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to a provisional patent application for a “Process for creating Carbohydrate Complexes with Cannabinoids and other Hydrophobic Molecules in large scale,” related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 5-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 5,000,000 restricted shares of its common stock, valued at par value per share, at the effective date of the agreement and shall issue to the Licensor an additional 1,000,000 shares restricted shares of its common stock, valued at par value per share, at the commencement of each Renewal Term. The 5,000,000 shares issued to the Licensor were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

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

CANNASSIST INTERNATIONAL CORPORATION

Dated: August 5, 2019	By: /s/ Mark Palumbo Mark Palumbo Chief Executive Officer
By: /s/ Mark Palumbo Mark Palumbo Chief Financial Officer

