Form 10-Q
period 2019-06-30
CannAssist International Corp
filed 2019-09-10
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended JUNE 30, 2019

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

As of September 9, 2019, the Company had 17,760,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASSIST INTERNATIONAL CORP.

CannAssist International Corp. Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$25,855	$67,351
Accounts receivable	2,113	56,160
Prepaid expenses	10,487	62,173
Inventory	37,039	19,764

Total assets	$75,494	$205,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$144,843	$89,565
Accounts payable – related party	12,747	4,373
Customer deposits	-	59,671
Due to a related party	18,162	8,666
Loan payable	1,000	1,000
Accrual for income taxes	-	6,748
Total current liabilities	176,752	170,023

Commitments and contingencies		-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 17,410,000 and 12,410,000 issued and outstanding, respectively	1,741	1,241
Stock subscription receivable	-	(30)
Additional paid in capital	163,420	13,920
(Accumulated deficit) retained earnings	(266,419)	20,294
Total Stockholders’ (deficit) equity	(101,258)	35,425

Total Liabilities and Stockholders’ Deficit	$75,494	$205,448

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Operations (Unaudited)

	For the three Months ended June 30,		For the six Months ended June 30,
	2019	2018	2019	2018
Revenue	$165,865	$200	$438,678	$353
Cost of revenue	118,698	57	328,568	57
Gross margin	47,167	143	110,110	296

Operating expenses:
General and administrative	73,484	808	124,608	856
General and administrative– related party	153,600	-	154,100	-
Commissions – related party	314	-	12,567	-
Professional fees	69,816	6,258	105,032	6,708
Total operating expenses	297,214	7,066	396,307	7,564

Loss from operations	(250,047)	(6,923)	(286,197)	(7,268)

Other expense:
Interest expense	(516)	-	(516)	-
Total other expense	(516)	-	(516)	-

Loss before provision for income taxes	(250,563)	(6,923)	(286,713)	(7,268)
Provision for income taxes	-	-	-

Net loss	$(250,563)	$(6,923)	$(286,713)	$(7,268)

Loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)
Weighted average shares outstanding, basic and diluted	15,871,538	17,916,484	14,150,331	18,952,486

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statement of Changes in Stockholders’ Equity June 30, 2018 (Unaudited)
				Additional		Total
	Common Stock		Common Stock	Paid-in	Retained	Stockholders'
	Shares	Amount	To Be Issued	Capital	Earnings	Deficit
Balance, December 31, 2017	20,000,000	$2,000	$-	$471	$(5,091)	$(2,620)
Net loss	-	-	-	-	(345)	(345)
Balance, March 31, 2018	20,000,000	2,000	-	471	(5,436)	(2,965)
Contributed capital	-	-	-	2,400	-	2,400
Common stock cancelled	(20,000,000)	(2,000)	-	2,000	-	-
Common stock issued for cash	900,000	90	1	-	-	91
Common stock issued for cash – related party	3,300,000	330	-	-	-	330
Recapitalization of reverse merger	-	-	-	(650)	-	(650)
Net loss	-	(6,923)	(6,923)
Balance, June 30, 2018	4,200,000	$420	$1	$4,221	$(12,359)	$(7,717)

CannAssist International Corp. Statement of Changes in Stockholders’ Equity June 30, 2019 (Unaudited)
			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Retained	Stockholders'
	Shares	Amount	Capital	Receivable	Earnings	Deficit
Balance, December 31, 2018	12,410,000	$1,241	$13,920	$(30)	$20,294	$35,425
Cash received on subscription receivable	-	-	-	30	-	30
Net loss	-	-	-	-	(36,150)	(36,150)
Balance, March 31, 2019	12,410,000	1,241	13,920	-	(15,856)	(695)
Common stock issued for license agreement – related party	5,000,000	500	149,500	-	-	150,000
Net loss	-	-	(250,563)	(250,563)
Balance, June 30, 2019	17,410,000	$1,741	$163,420	$-	$(266,419)	$(101,258)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Cash Flows (Unaudited)
	For the six Months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(286,713)	$(7,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid for by stockholder and contributed as capital	-	1,750
Common stock issued to licensing expense – related party	150,000	-
Changes in Operating Assets and Liabilities:
Accounts receivable	54,047	-
Inventory	(17,275)	-
Prepaid expenses	51,687	(81,940)
Accounts payable and accrued liabilities	56,903	25
Customer deposits	(59,671)	81,940
Net cash (used) provided by operating activities	(51,022)	(5,493)

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	9,496	6,000
Proceeds from sale of common stock	-	421
Proceeds from stock subscription receivable	30	-
Net cash provided by financing activities	9,526	6,421

Net (decrease) increase in cash	(41,496)	928
Cash, beginning of period	67,351	380
Cash, end of period	$25,855	$1,308

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNASSIST INTERNATIONAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

Description of business

CannAssist International Corp. (the “Company” or “CannAssist”) was incorporated on May 17, 2017 under the laws of the state of Delaware under the name Iris Grove Acquisition Corporation to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 23, 2018 the Company changed its name to CannAssist International Corporation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018 included on the Company’s Form 10-K. The results of the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

CANNASSIST INTERNATIONAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The Company recognizes revenue when product is shipped. The Company will often receive payment and/or pay for the cost of goods prior to shipping. When this occurs, the result is both a prepaid for the supplies to be used in their product and a customer deposit. As of June 30, 2019, the Company has neither a prepaid or customer deposits for orders. As of December 31, 2018, the Company has a prepaid expense of $62,173 and customer deposits of $59,671, for orders to be shipped in Q1, 2019.

Cost of Sales

Cost of sales is determined on the basis of the cost of production or the purchase of goods, adjusted for the variation of inventory Cost of sale is recognized as the direct cost of products or services sold during the period.

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The adoption of this standard has had no impact on the financial statements as the Company does not currently have any long-term lease obligations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

CANNASSIST INTERNATIONAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $438,678 during the six months ended June 30, 2019 and had a net loss of $286,713 for the six months ended June 30, 2019. The Company has an accumulated deficit of $266,419 as of June 30, 2019. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – LOAN PAYABLE

On October 11, 2017, the Company received a $1,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

NOTE 5 – RELATED PARTY TRANSACTIONS

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. As of June 30, 2019, and December 31, 2018, the balance due to Ms. Palumbo for cash advances is $9,796 and $300, respectively. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

On June 29, 2018, Ms. Palumbo advanced the Company $6,000 for general operating expenses. The advance is unsecured, due on demand and non-interest bearing.

During the year ended December 31, 2018, EME, Ltd. advanced the Company $2,366 to pay for certain operating expenses. EME, Ltd. is owned by Mark Palumbo, CEO. The advances are unsecured, non-interest bearing and due on demand. In addition, there is $9,347 and $4,373 of accounts payable due to EME, Ltd as of June 30, 2019 and December 31, 2018.

During the six months ended June 30, 2019, the Company paid sales commissions of $12,567 to EME Ltd.

During the six months ended June 30, 2019, the Company incurred $4,100 of expense for Matthew Palumbo for product design services. Matthew Palumbo is the son of Mark Palumbo, CEO. In addition, there is $3,400 and $0 of accounts payable due to Matthew Palumbo as of June 30, 2019 and December 31, 2018.

On April 29, 2019, the Company entered into a Technology License Agreement with Mark Palumbo (“Licensor”) whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to a provisional patent application for a “Process for creating Carbohydrate Complexes with Cannabinoids and other Hydrophobic Molecules in large scale,” related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 5-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 5,000,000 restricted shares of its common stock, valued at par value per share, at the effective date of the agreement, and shall issue to the Licensor an additional 1,000,000 restricted shares of its common stock, valued at par value per share, at the commencement of each Renewal Term.

CANNASSIST INTERNATIONAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 6 – COMMON STOCK

During the year ended December 31, 2018, the Company sold 5,005,000 shares of common stock to third parties for total cash proceeds of $10,500. As of December 31, 2018, $30 has not been collected and has been debited to stock subscription receivable. The $30 was collected during the six months ended June 30, 2019.

Pursuant to the terms of the licensing agreement with Mark Palumbo (Note 5) the Company issued 5,000,000 shares of common stock. The shares were valued at $0.03, the average price that common stock has recently been sold for, for total non-cash expense of $150,000.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On July 24, 2019, the Company sold 350,000 shares of common stock for total cash proceeds of $25,000.

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

Results of Operation for the Three Months Ended June 30, 2019 and 2018

Revenues

For the three months ended June 30, 2019, the Company had revenues of $165,865, and costs of revenue of $118,698. In comparison, for the three months ended June 30, 2018, the Company had revenue of $200, and cost of revenue of $57. The increase in revenue and cost of revenue is from the operations of Xceptor, a wholly owned subsidiary of the Company that was combined with the Company in July 2018.

General and administrative expenses

General and administrative expenses were $73,484 for the three months ended June 30, 2019 compared to $808 for the three months ended June 30, 2018. General and administrative expenses have increased with the recent increase in business activity.

General and administrative expenses to a related party, were $153,600 for the three months ended June 30, 2019 compared to $0 for the three months ended June 30, 2018. General and administrative expenses to a related party have increased as a result of the issuance of 5,000,000 shares of common stock for a licensing agreement (Note 5), for total non-cash expense of $150,000.

Commissions

Commission expense was $314 for the three months ended June 30, 2019 compared to $0 for the three months ended June 30, 2018. Commission expense was paid to EME, LLC, a related party.

Professional fees

Professional fees were $69,816 for the three months ended June 30, 2019 compared to $6,258 for the three months ended June 30, 2018. Professional fees consist of audit, accounting and legal fees. The fees have increased with the increase in services required to comply with SEC filing requirements.

Net Loss

For the three months ended June 30, 2019, we realized a net loss of $250,563 as compared to a net loss of $6,923 for three months ended June 30, 2018. The increase in net loss in the current period is due to the non-cash expense for stock issuance and an increase in other operating expenses in conjunction with the increase in business activity.

Results of Operation for the Six Months Ended June 30, 2019 and 2018

Revenues

For the six months ended June 30, 2019, the Company had revenues of $438,678, and costs of revenue of $328,568. In comparison, for the six months ended June 30, 2018, the Company had revenue of $353, and cost of revenue of $57. The increase in revenue and cost of revenue is from the operations of Xceptor, a wholly owned subsidiary of the Company that was combined with the Company in July 2018.

General and administrative expenses

General and administrative expenses were $124,608 for the six months ended June 30, 2019 compared to $856 for the six months ended June 30, 2018. General and administrative expenses have increased with the recent increase in business activity.

General and administrative expenses to a related party, were $154,100 for the six months ended June 30, 2019 compared to $0 for the six months ended June 30, 2018. General and administrative expenses to a related party have increased as a result of the issuance of 5,000,000 shares of common stock for a licensing agreement (Note 5), for total non-cash expense of $150,000.

Commissions

Commission expense was $12,567 for the six months ended June 30, 2019 compared to $0 for the six months ended June 30, 2018. Commission expense was paid to EME, LLC, a related party

Professional fees

Professional fees were $105,032 for the six months ended June 30, 2019 compared to $6,708 for the six months ended June 30, 2018. Professional fees consist of audit, accounting and legal fees. The fees have increased with the increase in services required to comply with SEC filing requirements.

Net Loss

For the six months ended June 30, 2019, we realized a net loss of $286,713 as compared to a net loss of $7,268 for six months ended June 30, 2018. The change from a net loss to net income in the current period is due to the recent acquisition of Xceptor.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $438,678 during the six months ended June 30, 2019 and had a net loss of $286,713 for the six months ended June 30, 2019. The Company has an accumulated deficit of $266,419 as of June 30, 2019. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company used $51,022 of cash from operations for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2019 was $9,526.

As of June 30, 2019, the Company had $25,855 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2019.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2019, the Company issued 5,000,000 restricted shares of its common stock, valued at $0.03 per share, to Mark Palumbo, an officer and director of the Company, in connection with the terms of Technology License Agreement. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

On July 24, 2019, the Company sold 350,000 shares of common stock for total cash proceeds of $25,000. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

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

CANNASSIST INTERNATIONAL CORPORATION

Dated: September 9, 2019	By: /s/ Mark Palumbo Mark Palumbo Chief Executive Officer

By: /s/ Mark Palumbo Mark Palumbo Chief Financial Officer

