Form 10-Q
period 2019-09-30
CannAssist International Corp
filed 2019-11-14
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, the Company had 18,435,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASSIST INTERNATIONAL CORP.

CannAssist International Corp. Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$85,088	$67,351
Accounts receivable	58,632	56,160
Prepaid expenses	54,129	62,173
Inventory	39,734	19,764

Total assets	$237,583	$205,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$155,861	$89,565
Accounts payable – related party	12,845	4,373
Customer deposits	59,215	59,671
Due to a related party	9,498	8,666
Loan payable	1,000	1,000
Accrual for income taxes	-	6,748
Total current liabilities	238,419	170,023

Commitments and contingencies		-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 18,385,000 and 12,410,000 issued and outstanding, respectively	1,839	1,241
Stock subscription receivable	-	(30)
Additional paid in capital	344,572	13,920
(Accumulated deficit) retained earnings	(347,247)	20,294
Total Stockholders’ (deficit) equity	(836)	35,425

Total Liabilities and Stockholders’ Deficit	$237,583	$205,448

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Operations (Unaudited)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2019	2018	2019	2018
Revenue	$77,264	$189,330	$515,942	$189,683
Revenue – related party	-	163,980	-	163,980
Total revenue	77,264	353,310	515,942	353,663

Cost of revenue	15,161	141,636	343,729	141,693
Cost of revenue– related party	-	129,636	-	129,636
Total cost of revenue	15,161	271,272	343,729	271,329
Gross margin	62,103	82,038	172,213	82,334

Operating expenses:
General and administrative	70,163	11,515	194,771	12,371
General and administrative– related party	3,350	-	157,450
Commissions – related party	11,395	17,594	23,962	17,594
Professional fees	56,120	10,797	161,152	17,505
Total operating expenses	141,028	39,906	537,335	47,470

Income (loss) from operations	(78,925)	42,132	(365,122)	34,864

Other expense:
Interest expense	(1,903)	-	(2,419)	-
Total other expense	(1,903)	-	(2,419)	-

Income (loss) before provision for income taxes	(80,828)	42,132	(367,541)	34,864
Provision for income taxes	-	(7,300)	-	(7,300)

Net Income (Loss)	$(80,828)	$34,832	$(367,541)	$27,564

Income (Loss) per share, basic and diluted	$(0.00)	$0.00	$(0.03)	$0.01
Weighted average shares outstanding, basic and diluted	17,878,478	10,367,501	12,431,452	15,688,608

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statement of Changes in Stockholders’ Equity September 30, 2018 (Unaudited)

				Additional		Total
	Common Stock		Common Stock	Paid-in	Retained	Stockholders'
	Shares	Amount	To Be Issued	Capital	Earnings	Deficit
Balance, December 31, 2017	20,000,000	$2,000	$-	$471	$(5,091)	$(2,620)
Net loss	-	-	-	-	(345)	(345)
Balance, March 31, 2018	20,000,000	2,000	-	471	(5,436)	(2,965)
Contributed capital	-	-	-	2,400	-	2,400
Common stock cancelled	(20,000,000)	(2,000)	-	2,000	-	-
Common stock issued for cash	900,000	90	1	-	-	91
Common stock issued for cash – related party	3,300,000	330	-	-	-	330
Recapitalization of reverse merger	-	-	-	(650)	-	(650)
Net loss	-				(6,923)	(6,923)
Balance, June 30, 2018	4,200,000	420	1	4,221	(12,359)	(7,717)
Common stock issued for cash	4,600,000	460	(1)	-	-	459
Common stock issued – related party	3,000,000	300	-	(300)	-	-
Net loss	-	-	-	-	34,832	34,832
Balance, September 30, 2018	11,800,000	$1,180	$-	$3,921	$22,473	$27,574

CannAssist International Corp. Statement of Changes in Stockholders’ Equity September 30, 2019 (Unaudited)

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Retained	Stockholders'
	Shares	Amount	Capital	Receivable	Earnings	Deficit
Balance, December 31, 2018	12,410,000	$1,241	$13,920	$(30)	$20,294	$35,425
Cash received on subscription receivable	-	-	-	30	-	30
Net loss	-	-	-	-	(36,150)	(36,150)
Balance, March 31, 2019	12,410,000	1,241	13,920	-	(15,856)	(695)
Common stock issued for license agreement – related party	5,000,000	500	149,500	-	-	150,000
Net loss	-	-	(250,563)	(250,563)
Balance, June 30, 2019	17,410,000	$1,741	$163,420	$-	$(266,419)	$(101,258)
Common stock issued for cash	850,000	85	149,915	-	-	150,000
Common stock issued for services	125,000	13	31,237	-	-	31,250
Net loss	-	-	-	-	(80,828)	(80,828)
Balance, September 30, 2019	18,385,000	1,839	344,572	-	(347,247)	(836)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Cash Flows (Unaudited)

	For the Nine Months ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(367,541)	$27,564
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid for by stockholder and contributed as capital	-	1,750
Common stock issued to licensing expense – related party	150,000	-
Common stock issued for services	31,250	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(2,472)	(13,300)
Inventory	(19,971)	(13,600)
Prepaid expenses	8,045	(91,181)
Accounts payable and accrued liabilities	68,020	22,196
Customer deposits	(456)	109,320
Net cash (used) provided by operating activities	(133,125)	42,749

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	12,450	6,000
Repayment of loans - related party	(11,618)	-
Proceeds from sale of common stock	150,000	2,635
Proceeds from stock subscription receivable	30	880
Net cash provided by financing activities	150,862	9,515

Net increase in cash	17,737	52,264
Cash, beginning of period	67,351	380
Cash, end of period	$85,088	$52,644

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNASSIST INTERNATIONAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018 included on the Company’s Form 10-K. The results of the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

SEPTEMBER 30, 2019

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

The Company recognizes revenue when product is shipped. The Company will often receive payment and/or pay for the cost of goods prior to shipping. When this occurs, the result is both a prepaid for the supplies to be used in their product and a customer deposit. As of September 30, 2019, the Company has neither a prepaid or customer deposits for orders. As of December 31, 2018, the Company has a prepaid expense of $62,173 and customer deposits of $59,671, for orders to be shipped in Q1, 2019.

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

CANNASSIST INTERNATIONAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $515,942 during the nine months ended September 30, 2019 and had a net loss of $367,541 for the nine months ended September 30, 2019. The Company has an accumulated deficit of $347,247 as of September 30, 2019. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – LOAN PAYABLE

On October 11, 2017, the Company received a $1,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

NOTE 5 – RELATED PARTY TRANSACTIONS

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. As of September 30, 2019, and December 31, 2018, the balance due to Ms. Palumbo for cash advances is $9,498 and $300, respectively. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

On June 29, 2018, Ms. Palumbo advanced the Company $6,000 for general operating expenses. The advance is unsecured, due on demand and non-interest bearing. During the nine months ended September 30, 2019, the $6,000 was repaid.

During the year ended December 31, 2018, EME, Ltd. advanced the Company $2,366 to pay for certain operating expenses. EME, Ltd. is owned by Mark Palumbo, CEO. The advance was repaid during the nine months ended September 30, 2019. The advance was unsecured, non-interest bearing and due on demand. In addition, there is $12,845 and $4,373 of accounts payable due to EME, Ltd as of September 30, 2019 and December 31, 2018.

During the three and nine months ended September 30, 2019, the Company paid sales commissions of $11,395 and $23,962, respectively, to EME Ltd.

During the three and nine months ended September 30, 2018, the Company paid sales commissions of $17,594 and $17,594, respectively, to EME Ltd.

During the three and nine months ended September 30, 2019, the Company incurred $3,350 and $7,450, respectively, of expense for Matthew Palumbo for product design services. Matthew Palumbo is the son of Mark Palumbo, CEO.

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

CANNASSIST INTERNATIONAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 6 – COMMON STOCK

During the year ended December 31, 2018, the Company sold 5,005,000 shares of common stock to third parties for total cash proceeds of $10,500. As of December 31, 2018, $30 has not been collected and has been debited to stock subscription receivable. The $30 was collected during the nine months ended September 30, 2019.

Pursuant to the terms of the licensing agreement with Mark Palumbo (Note 5) the Company issued 5,000,000 shares of common stock. The shares were valued at $0.03, the average price that common stock has recently been sold for, for total non-cash expense of $150,000.

During the nine months ended September 30, 2019, the Company granted 125,000 shares of common stock. The shares were valued at $0.25 for total non-cash expense of $31,250.

During the nine months ended September 30, 2019, the Company sold 850,000 shares of common stock for total cash proceeds of $150,000.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to September 30, 2019, the Company granted 50,000 shares of common stock for services.

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

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the continuation of the Company as a going concern is dependent upon its ability to generate revenues, its financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with it.

Results of Operation for the Three Months Ended September 30, 2019 and 2018

Revenues

For the three months ended September 30, 2019, the Company had revenues of $77,264, and cost of revenue of $15,161. In comparison, for the three months ended September 30, 2018, the Company had revenue of $353,310 ($163,980 of which was from a related party), and cost of revenue of $271,272, ($129,636 of which was from a related party). The decrease in revenue and cost of revenue is from a change in the demand for our products from an existing customer, who ordered relatively larger volumes of inventory when our products was initially launched but required a relatively lower maintenance volume of inventory after launch.

General and administrative expenses

General and administrative expenses (“G&A”) were $70,163 for the three months ended September 30, 2019 compared to $11,515 for the three months ended September 30, 2018, an increase of $58,648. Some of our G&A expenses that have increase in the current period include product testing, supplies and materials, insurance and travel.

General and administrative expenses to a related party, were $3,350 for the three months ended September 30, 2019 compared to $0 for the three months ended September 30, 2018. General and administrative expenses to a related party are incurred for product design services provided by the son of the CEO.

Commissions

Commission expense was $11,395 for the three months ended September 30, 2019 compared to $17,594 for the three months ended September 30, 2018, a decrease of $6,199 or 35%. Commission expense was paid to EME, LLC, a related party and has decreased in the current period in conjunction with the decrease in sales.

Professional fees

Professional fees were $56,120 for the three months ended September 30, 2019 compared to $10,797 for the three months ended September 30, 2018, an increase of $45,323 or 420%. Professional fees consist of audit, accounting, consulting and legal fees. The fees have increased with the increase in services required to comply with SEC filing requirements as well as an increase in consulting expense. In addition, we granted 125,000 shares of common stock for services for non-cash expense of $31,250.

Other expense

For the three months ended September 30, 2019 we incurred $1,903 of credit card interest expense compared to $0 for three months ended September 30, 2018.

Net Loss

For the three months ended September 30, 2019, we realized a net loss of $80,828 as compared to net income of $34,832, after a $7,300 provision for income taxes, for three months ended September 30, 2018. The decrease from net income in the prior period to a net loss in the current period is the result of lower revenue combined with increased expenses.

Results of Operation for the Nine Months Ended September 30, 2019 and 2018

Revenues

For the nine months ended September 30, 2019, the Company had revenues of $515,942, and cost of revenue of $343,729. In comparison, for the nine months ended September 30, 2018, the Company had revenue of $353,663, ($163,980 of which was from a related party), and cost of revenue of $271,329, ($129,636 of which was from a related party). The increase in revenue and cost of revenue is from the operations of Xceptor, a wholly owned subsidiary of the Company that was combined with the Company in July 2018.

General and administrative expenses

General and administrative expenses were $194,771 for the nine months ended September 30, 2019 compared to $12,371 for the nine months ended September 30, 2018 an increase of $182,400. Some of our G&A expenses that have increase in the current period include product testing, supplies and materials, insurance and travel. In general G&A expenses have increased with the increase in business activity.

General and administrative expenses to a related party, were $157,450 for the nine months ended September 30, 2019 compared to $0 for the nine months ended September 30, 2018. General and administrative expenses to a related party have increased as a result of the issuance of 5,000,000 shares of common stock for a licensing agreement (Note 5) for total non-cash expense of $150,000 and for product design services provided by the son of the CEO.

Commissions

Commission expense was $23,962 for the nine months ended September 30, 2019 compared to $17,591, for the nine months ended September 30, 2018, and increase of $6,368 or 36%. Commission expense was paid to EME, LLC, a related party and has increase with the increase in sales.

Professional fees

Professional fees were $161,152 for the nine months ended September 30, 2019 compared to $17,505 for the nine months ended September 30, 2018, an increase of $143,647. Professional fees consist of audit, accounting, consulting and legal fees. The fees have increased with the increase in services required to comply with SEC filing requirements as well as an increase in consulting expense. In addition, we granted 125,000 shares of common stock for services for non-cash expense of $31,250.

Other expense

For the nine months ended September 30, 2019 we incurred $2,419 of credit card interest expense compared to $0 for nine months ended September 30, 2018.

Net Loss

For the nine months ended September 30, 2019, we realized a net loss of $367,541 as compared to net income of $27,564, after a $7,300 provision for income taxes, for nine months ended September 30, 2018. The decrease from net income in the prior period to a net loss in the current period is the result increased expenses including non-cash stock compensation of $181,250.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $515,942 for the nine months ended September 30, 2019 and had a net loss of $367,541 for the nine months ended September 30, 2019. The Company has an accumulated deficit of $347,247 as of September 30, 2019. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company used $133,125 of cash from operations for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2019 was $150,862, which included $150,030 from the sale of common stock .

As of September 30, 2019, the Company had $85,088 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2019.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2019, the Company granted 125,000 shares of common stock, valued at $0.25 per share, for total non-cash expense of $31,250, to two agents in exchange for services. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

During the nine months ended September 30, 2019, the Company sold 850,000 shares of common stock for total cash proceeds of $150,000 to six investors. The shares were issued in reliance upon the exemption from registration under Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act of 1933.

Subsequent to September 30, 2019, the Company granted 50,000 shares of common stock. The shares were valued at $0.25 for total non-cash expense of $12,500, to one agent in exchange for services. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

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

CANNASSIST INTERNATIONAL CORPORATION

Dated: November 14, 2019	By: /s/ Mark Palumbo Mark Palumbo Chief Executive Officer

By: /s/ Mark Palumbo Mark Palumbo Chief Financial Officer

