Form 10-K
period 2019-12-31
CannAssist International Corp
filed 2020-04-08
CIK 1709542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Yes ☐ No ☒

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

At April 8, 2020, there were 18,435,000 shares of the registrant’s common stock outstanding.

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

In July 2017, Iris Grove Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10-12g pursuant to Securities Exchange Act of 1934 and became a public reporting company. In June 2018, the Company effected a change in control of Iris Grove Acquisition Corporation. As part of that change in control, the then officers and directors of Iris Grove resigned and the Company redeemed 20,000,000 shares of the then 20,000,000 shares of common stock outstanding. Mark Palumbo was appointed the sole officer and director of the Company and the Company issued an aggregate of 3,000,000 shares of common stock to Mr. Palumbo. In addition, the Company changed its name to CannAssist International Corp.

The Company's corporate offices are located at 1548 Loch Ness Dr., Fallbrook, CA 92028. The Company's email address is info@xceptorllc.com, and its website is xceptorcbd.com. The Company’s telephone number is 760-990-3091.

Business Combination with Xceptor LLC

On July 12, 2018, CannAssist International Corp., a Delaware corporation (the “Company”), entered into a share exchange acquisition agreement (the “Acquisition Agreement”) with Xceptor LLC, a private company organized under the laws of Wyoming (“Xceptor”). Under the Acquisition Agreement, the Company issued to the members of Xceptor a total amount of 3,000,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding membership interests of Xceptor. Mr. Mark Palumbo, who is the officer, director and majority shareholder of the Company, was an officer and member of Xceptor LLC prior to the Acquisition. As a result of the Acquisition, Xceptor became a wholly owned subsidiary of the Company and the Company had taken over its operations and business plan. Prior to the Acquisition, the Company had no ongoing business or operations. Just prior to the business combination on July 12, 2018, Mark Palumbo, the Company’s sole officer and director currently and just prior to the business combination, was the owner of 60% of the outstanding membership interests of Xceptor LLC and also was the owner of 3,000,000 shares of the common stock of the Company, which constituted a majority of the issued and outstanding shares at that time. Since the Company and Xceptor were entities under common control prior to the Acquisition, the transaction is accounted for as a restructuring transaction.

Background

The Company has only recently emerged from its status as a development-stage company, and it has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Business Overview

CannAssist produces and sells products developed using its cannabidiol ("CBD") product, “Cibidinol,” which is formulated based on a process developed by its founder Mark Palumbo. CBD is a non-psychoactive compound found in hemp. CannAssist’s initial research and development work, aimed at enhancing the bioavailability of desired molecular structures, resulted in the creation of a line of CBD products, including its proprietary pain cream, using its CBD product, Cibidinol, as an ingredient. Cibidinol will be used in a line of consumable and topical products that the Company believes will make enhanced CBD products more available and accessible to consumers.

The Products and Process

CannAssist currently produces a line of topical products and intends to expand its product lines to produce a number of consumable and topical products in various delivery forms including capsules, sublingual drops, films, troches, lotions, creams, sprays, powders and suppositories, which will use its product, Cibidinol, as an ingredient. CannAssist's product offerings are based on formulation and manufacturing processes that are intended to enhance the bioavailability of CBD. Enhanced bioavailability is important as CBD and related compounds are oil-based and thus are not easily absorbed into the body. CannAssist's process is intended to allow for quicker absorption and reduced dosage requirements.

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

Over the next twelve months, CannAssist plans to solidify its market presence and position by enhancing current and developing new strategic relationships. Products will be sold through distributors and wholesalers and through a significant online market presence. CannAssist will also evaluate the generation of additional revenue streams through the licensing of its manufacturing processes to strategic partners. Specifically, in 2020, the Company plans to expand its product line by adding scents and flavors and concentration levels to its existing products, establish strategic partnerships with farms and other suppliers and engage in clinical studies in connection with its products.

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

Pricing

We price our products using a formula that accounts for all Costs of Goods Sold (“COGS”) a sales margin as applied to these costs from 7.5 - 8.5 times COGS.

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

Competition

The current market place currently consists of collectives, dispensaries, licensed pain management clinics, and related entities that are licensed to sell CBD based products. There are also a number of online vendors that provide diverse inventories of CBD infused products. Most states explicitly allow for the sale of CBD products that have been produced from industrial hemp with limited quantities of psychoactive ingredients. As such, larger corporations that are able to strictly adhere to these manufacturing standards are entering the market with consumable and topical products that feature CBD as one of the primary ingredients.

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

All manufacturing and distribution operations will occur at CannAssist's facilities in Carrollton, Texas. The facility's address is:

2210 Hutton Drive

Carrollton, Texas 75006

CannAssist's corporate facilities are located at:

1548 Loch Ness Dr.

Fallbrook, CA 92028

Intellectual Property

On April 29, 2019, CannAssist International Corp. (the “Company”) entered into a Technology License Agreement with Mark Palumbo (“Licensor”) whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to a provisional patent application for a “Process for creating Carbohydrate Complexes with Cannabinoids and other Hydrophobic Molecules in large scale,” related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 5-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company issued to the Licensor 5,000,000 restricted shares of its common stock, valued at par value per share, at the effective date of the agreement and shall issue to the Licensor an additional 1,000,000 shares restricted shares of its common stock, valued at par value per share, at the commencement of each Renewal Term. Mark Palumbo, the Licensor of the Technology, is also an officer and director of the Company.

Notwithstanding the foregoing, the Company does not currently hold any other intellectual property or trade secret protection on any other aspects of its business. The Company currently plans on attempting to obtain patents, copyright, trademarks and/or service marks on its products; provided, there can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar products.

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

In April 2019, the Company filed an application to obtain a Bulk Drug Substance License under Section 503b of the Federal Food Drug and Cosmetic Act (FD&C Act) in order to expand the Company’s business into a new market segment and attract new potential customers operating as “contract compounders.” Generally, the grant of a Bulk Drug Substance License under Section 503b by the FDA is an approval for contract compounder pharmacists to use the Issuer’s product in prescribed drug blends customized for patient use. While the Company’s operations are still currently being reviewed as part of the FDA’s Bulk Drug Substance License (503b) program and is still pending, the continuation of the Company’s business is not related to the outcome of the FDA’s Bulk Drug Substance License (503b) program review and the Company will be permitted to continue its current business and operations even if the Company’s application for a Bulk Drug Substance License under Section 503b is denied; the continuation of the Issuer’s current business and operations is completely independent of its application for a Bulk Drug Substance License under Section 503b, which, to reiterate, was primarily instituted as a means to expand the Issuer’s business into a new market segment and attract new potential customers operating as “contract compounders.”

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

In June 2018, the Company effected a change in control of Iris Grove Acquisition Corporation. As part of that change in control, the then officers and directors of Iris Grove resigned, the Company redeemed 20,000,000 shares of the then 20,000,000 shares of common stock outstanding. Mark Palumbo was appointed the sole officer and director of the Company and the Company issued an aggregate of 3,000,000 shares of common stock to Mr. Palumbo.

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

Intellectual Property

On April 29, 2019, CannAssist International Corp. (the “Company”) entered into a Technology License Agreement with Mark Palumbo (“Licensor”) whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to a provisional patent application for a “Process for creating Carbohydrate Complexes with Cannabinoids and other Hydrophobic Molecules in large scale,” related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 5-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company issued to the Licensor 5,000,000 restricted shares of its common stock, valued at par value per share, at the effective date of the agreement and shall issue to the Licensor an additional 1,000,000 shares restricted shares of its common stock, valued at par value per share, at the commencement of each Renewal Term. Mark Palumbo, the Licensor of the Technology, is also an officer and director of the Company.

Notwithstanding the foregoing, the Company does not currently hold any other intellectual property or trade secret protection on any other aspects of its business. The Company currently plans on attempting to obtain patents, copyright, trademarks and/or service marks on its products; provided, there can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar products.

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

PLAN OF OPERATION

Business Plan and Potential Revenue

The Company produces and sells a topical lotion and plans on developing other products formulated using its CBD product, Cibidinol, and plans to generate revenues from sales of its products.

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

The Company intends to initially apply for admission to quotation of its securities on the OTCQB® Venture Market as soon as possible. There can be no assurance that the Company will qualify for quotation of its securities on the OTCQB® Venture Market.. The OTCQB® Venture Market is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTCQB® Venture Market, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market. In general, there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on OTCQB® Venture Market. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

Stockholders

As of the date of this report, there were approximately 69 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2019, the Company did not have any compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance; provided, however, on April 29, 2019, the Company entered into a Technology License Agreement with Mark Palumbo (“Licensor”) whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to a provisional patent application for a “Process for creating Carbohydrate Complexes with Cannabinoids and other Hydrophobic Molecules in large scale,” related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 5-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company issued to the Licensor 5,000,000 restricted shares of its common stock, valued at par value per share, at the effective date of the agreement and shall issue to the Licensor an additional 1,000,000 shares restricted shares of its common stock, valued at par value per share, at the commencement of each Renewal Term. Mark Palumbo, the Licensor of the Technology, is also an officer and director of the Company.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

On March 30, 2020, the Company issued 1,000 shares of its Series A Preferred Stock to Mark Palumbo, an officer and director of the Company, for $0.0001 per share in reliance on the exemption from registration under Section 4(a)(2). Series A Preferred Stock, voting together as a class, have the right to vote 60% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least a majority of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

On April 1, 2020, the Company entered into an agreement with an independent consultant pursuant to which the consultant shall be paid a cash monthly retainer of $5,000 a month and shall be issued 110,000 warrants to purchase shares of the common stock of the Company at an exercise price equal to $0.0001 per share, subject to certain conditions regarding vesting. This agreement has a term of 12 months and shall be automatically renewed on a month to month basis unless terminated upon 30 days’ written notice.

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

Overview

CannAssist International Corp. (formerly Iris Grove Acquisition Corporation) (the “Company”) was incorporated on May 17, 2017 under the laws of the State of Delaware. The business purpose of the Company is to produce, sell and market its CBD based products. The Company's corporate offices are located at 1548 Loch Ness Dr., Fallbrook, CA 92028. The Company's email address is info@xceptorllc.com, and its website is xceptorcbd.com. The Company’s telephone number is 760-990-3091.

In July 2017, Iris Grove Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10-12g pursuant to Securities Exchange Act of 1934 and became a public reporting company. In June 2018, the Company effected a change in control of Iris Grove Acquisition Corporation. As part of that change in control, the then officers and directors of Iris Grove resigned, the Company cancelled 20,000,000 shares of the then 20,000,000 shares of common stock outstanding, which were contributed by the Company’s then shareholders, James Cassidy and James McKillop, at no cost to the Company. Mark Palumbo was appointed the sole officer and director of the Company and the Company issued an aggregate of 3,000,000 shares of common stock to Mr. Palumbo. In addition, the Company changed its name to CannAssist International Corp.

On July 12, 2018, CannAssist International Corp., a Delaware corporation (the “Company”), entered into a share exchange acquisition agreement (the “Acquisition Agreement”) with Xceptor LLC, a private company organized under the laws of Wyoming (“Xceptor”). Under the Acquisition Agreement, the Company issued to the members of Xceptor a total amount of 3,000,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding membership interests of Xceptor. Mr. Mark Palumbo, who is the officer, director and majority shareholder of the Company, was an officer and member of Xceptor LLC prior to the Acquisition. As a result of the Acquisition, Xceptor became a wholly owned subsidiary of the Company and the Company had taken over its operations and business plan. Prior to the Acquisition, the Company had no ongoing business or operations. Just prior to the business combination on July 12, 2018, Mark Palumbo, the Company’s sole officer and director currently and just prior to the business combination, was the owner of 60% of the outstanding membership interests of Xceptor LLC and also was the owner of 3,000,000 shares of the common stock of the Company, which constituted a majority of the issued and outstanding shares at that time. Since the Company and Xceptor were entities under common control prior to the Acquisition, the transaction is accounted for as a restructuring transaction.

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

As of December 31, 2019, the Company had generated total revenues of $686,400. At December 31, 2019, the Company had a net loss of $442,806 and had an accumulated deficit of $422,512.

For the period ended December 31, 2019, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

The Company has filed a registration statement on Form S-1 to register the resales of common stock shares held by certain existing shareholders of the Company, which was declared effective on April 29, 2019.

Revenues and Losses

During the year ended December 31, 2019, the Company posted total revenues of $686,400 and costs of revenues of $461,606 resulting in a gross margin of $224,794. For that same year ended, total operating expenses were $663,149, consisting of general and administrative expenses of $267,895, general and administrative expenses to a related party of $158,500, commissions to a related party of $25,562 and professional fees of $211,192. Loss from operations and before income taxes totaled $442,806. After income tax expense of $0, the Company generated net loss of $442,806.

Liquidity and Capital Resources

The Company had total assets of $137,460, consisting of a cash balance of $80,021, accounts receivable of $1,135, prepaid expenses of $4,145, other assets of $1,567 and inventory of $50,592, as of December 31, 2019.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company generated no revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2020.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In the interim, the Company plans to rely on its primary shareholder to continue his commitment to fund the Company’s continuing operating requirements. Management anticipates a total capital raise between $5-10M USD over the course of the following four consecutive quarters; provided, however, that the Company will require a minimum of $100,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

Discussion of the Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018

The Company generated total revenues of $686,400 during the year ended December 31, 2019, as compared to revenues of $745,165 during the year ended December 31, 2018. The decrease in revenues is a result of a decrease in revenues received from a related party.

During the year ended December 31, 2019, the Company posted operating expenses of $663,149, consisting of general and administrative expenses of $267,895, general and administrative expenses to a related party of $158,500, commissions to a related party of $25,562 and professional fees of $211,192. In contrast, during the year ended December 31, 2018, the Company posted operating expenses of $136,966, consisting of general and administrative expenses of $34,471, general and administrative expenses to a related party of $4,800, commissions to a related party of $28,655 and professional fees of $69,040. The increase in operating expenses is attributable to an expansion of operations and costs related to the commercialization of the Company’s products.

During the year ended December 31, 2019, the Company posted a net loss of $438,355, compared to a net income of $32,133 for the year ended December 31, 2018. The increase in net loss is primarily the result of increases in operating expenses attributable to an expansion of operations.

During the year ended December 31, 2019, the Company used $139,443 in cash from operating activities and generated $152,113 in cash from financing activities. The Company did not use or generate any cash in investing activities.

The Company had a cash balance of $80,021 and $67,351 as of December 31, 2019 and 2018, respectively.

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

Alternative Financial Planning

As of December 31, 2019, the Company had cash available of $80,021.

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).\

Use of Estimates

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2019 or 2018.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2019.

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

The Company recognizes revenue when product is shipped. The Company will often receive payment and/or pay for the cost of goods prior to shipping. When this occurs, the result is both a prepaid for the supplies to be used in their product and a customer deposit. As of December 31, 2019, the Company has a prepaid expense of $4,145 and customer deposits of $54,660, for orders to be shipped in Q1, 2020. As of December 31, 2018, the Company has a prepaid expense of $62,173 and customer deposits of $59.671, for orders to be shipped in Q1, 2019.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. The Company has no dilutive shares as of December 31, 2019 and 2018.

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

In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which amended the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2018. In March 2016, the FASB issued an update (ASU 2016-08) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent considerations. In April 2016, the FASB issued an update (ASU 2016-10) to ASC 606, Identifying Performance Obligations and Licensing, which provides clarification related to identifying performance obligations and licensing implementation guidance under ASU 2014-09. In May 2016, the FASB issued an update (ASU 2016-12) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued an update (ASU 2016-20) to ASC 606, Technical Corrections and Improvements, which outlines technical corrections to certain aspects of the new revenue recognition standard such as provisions for losses on construction type contracts and disclosure of remaining performance obligations, among other aspects. The effective date and transition requirements are the same as those in ASU 2014-09 for all subsequent clarifying guidance discussed herein.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). As an Emerging Growth Company, the standard is effective for the Company’s 2019 annual reporting period and for interim periods after 2019. The Company is in the process of analyzing the potential impact this standard will have on its consolidated financial position and results of operations. The Company expects to apply the modified retrospective method upon adoption.

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

None.

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

Management assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Mark Palumbo	60	Chief Executive Officer, Secretary, Chief Financial Officer and Director	2018
Marla Palumbo	60	President	2019

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

Marla Palumbo

President

Marla Palumbo holds a Bachelor of Science in Nursing from Point Lorna College. She has 20 years of experience as a registered nurse, acting as nursing manager of 50 employees for 7 of these years. Additionally, Ms. Palumbo has 5 years in pharmaceutical sales and 5 years as Vice President and co-owner of DIOW Products, Inc. a cosmetic raw material supplier and 10 years as co-founder and co-owner of EME Ltd, a cosmetic raw material distribution company. Ms. Palumbo is co-founder of Xceptor, LLC, a wholly owned subsidiary of the Company. She brings experience in organization, business management and growth, regulatory and FDA guidelines, personnel management and growth and creating programs and literature for product promotion and education.

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

Director Compensation

Directors do not receive any compensation for serving on the Board of Directors; provided, however, on April 29, 2019, CannAssist International Corp. (the “Company”) entered into a Technology License Agreement with Mark Palumbo (“Licensor”) whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to a provisional patent application for a “Process for creating Carbohydrate Complexes with Cannabinoids and other Hydrophobic Molecules in large scale,” related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 5-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company issued to the Licensor 5,000,000 restricted shares of its common stock, valued at par value per share, at the effective date of the agreement and shall issue to the Licensor an additional 1,000,000 shares restricted shares of its common stock, valued at par value per share, at the commencement of each Renewal Term. Mark Palumbo, the Licensor of the Technology, is also a director of the Company.

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

Identification of Significant Employees

The Company currently has two full-time employees, not including independent consultants.

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

ITEM 11. EXECUTIVE COMPENSATION

To date, the Company has not paid compensation to any executive officer or director. The Company may choose to pay a salary or fees to its executive management in the future. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2019.

Narrative Disclosure to Summary Compensation Table

On April 29, 2019, CannAssist International Corp. (the “Company”) entered into a Technology License Agreement with Mark Palumbo (“Licensor”) whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to a provisional patent application for a “Process for creating Carbohydrate Complexes with Cannabinoids and other Hydrophobic Molecules in large scale,” related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 5-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company issued to the Licensor 5,000,000 restricted shares of its common stock, valued at par value per share, at the effective date of the agreement and shall issue to the Licensor an additional 1,000,000 shares restricted shares of its common stock, valued at par value per share, at the commencement of each Renewal Term. Mark Palumbo, the Licensor of the Technology, is also an officer and director of the Company.

Notwithstanding the foregoing, there are no current employment agreements between the Company and its executive officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2019.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the SEC and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2019, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

Director Compensation

On April 29, 2019, CannAssist International Corp. (the “Company”) entered into a Technology License Agreement with Mark Palumbo (“Licensor”) whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to a provisional patent application for a “Process for creating Carbohydrate Complexes with Cannabinoids and other Hydrophobic Molecules in large scale,” related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 5-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company issued to the Licensor 5,000,000 restricted shares of its common stock, valued at par value per share, at the effective date of the agreement and shall issue to the Licensor an additional 1,000,000 shares restricted shares of its common stock, valued at par value per share, at the commencement of each Renewal Term. Mark Palumbo, the Licensor of the Technology, is also an officer and director of the Company.

Notwithstanding the foregoing, our sole Director does not currently receive any consideration for his services as a Director. The Company reserves the right in the future to award future members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our sole Director determines the compensation given to our executive officers in his sole determination. Our sole Director also reserves the right to pay our executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, our sole Director reserves the right to grant stock options in the future, if he, in his sole determination, believes such grants would be in the best interests of the Company.

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

COMMON STOCK

	Common Shares	Percentage
	Owned	Of Class(1)

Mark Palumbo (2)(3)	9,800,000	53.15%
Chief Executive Officer, Secretary, Treasurer and Director

Marla Palumbo (3)(4)	1,200,000	6.5%
President

(1)	Based on 18,435,000 common stock shares outstanding.

(2)	Consists of 3,000,000 shares initially owned in the Company as a result of the change in control, 1,800,000 shares received in exchange for membership interests in Xceptor, LLC pursuant to the Acquisition and 5,000,000 shares in connection with a License Agreement by and between the Company and Mr. Palumbo.

(3)	This individual’s address is 1548 Loch Ness Dr., Fallbrook, CA 92028.

(4)	Consists of 1,200,000 shares received in exchange for membership interests in Xceptor, LLC pursuant to the Acquisition.

SERIES A PREFERRED STOCK

	Series A Preferred Shares Owned	Percentage of Class (1)
Mark Palumbo (2)(3)	1,000	100%
Chief Executive Officer, Secretary, Treasurer and Director

(1)	Based on 1,000 Series A Preferred Stock shares outstanding.

(2)	Consists of 1,000 shares of Series A Preferred Stock, purchased at par value, which, voting together as a class, have the right to vote 60% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least a majority of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

(3)	Mr. Palumbo’s address is 1548 Loch Ness Dr., Fallbrook, CA 92028.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. As of December 31, 2019 and 2018, the balance due to Ms. Palumbo for cash advances is $9,498 and $300, respectively. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

On June 29, 2018, Ms. Palumbo advanced the Company $6,000 for general operating expenses. The advance is unsecured, due on demand and non-interest bearing. During the year ended December 31, 2019, the $6,000 was repaid.

During the year ended December 31, 2018, EME, Ltd. advanced the Company $2,366 to pay for certain operating expenses. EME, Ltd. is owned by Mark Palumbo, CEO. The advance was repaid during the year ended December 31, 2019. The advance was unsecured, non-interest bearing and due on demand. In addition, there is $9,857 and $4,373 of accounts payable due to EME, Ltd as of December 31, 2019 and 2018.

During the years ended December 31, 2019 and 2018, the Company paid sales commissions of $25,562 and $28,655, respectively, to EME Ltd.

During the years ended December 31, 2019 and 2018, respectively, the Company incurred $6,400 and $4,800 of expense for Matthew Palumbo for product design services. Matthew Palumbo is the son of Mark Palumbo, CEO.

On April 29, 2019, CannAssist International Corp. (the “Company”) entered into a Technology License Agreement with Mark Palumbo (“Licensor”) whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to a provisional patent application for a “Process for creating Carbohydrate Complexes with Cannabinoids and other Hydrophobic Molecules in large scale,” related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 5-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company issued to the Licensor 5,000,000 restricted shares of its common stock, valued at par value per share, at the effective date of the agreement and shall issue to the Licensor an additional 1,000,000 shares restricted shares of its common stock, valued at par value per share, at the commencement of each Renewal Term. Mark Palumbo, the Licensor of the Technology, is also an officer and director of the Company.

On March 30, 2020, the Company issued 1,000 shares of its Series A Preferred Stock to Mark Palumbo, an officer and director of the Company, for $0.0001 per share in reliance on the exemption from registration under Section 4(a)(2). Series A Preferred Stock, voting together as a class, have the right to vote 60% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least a majority of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

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

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, the Company does not have any independent directors. Our sole director, Mark Palumbo, is also an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $35,000 for fiscal year ended December 31, 2019, and $35,000 for fiscal year ended December 31, 2018.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were nil for fiscal years ended December 31, 2019 and 2018, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were nil for fiscal years ended December 31, 2019 and 2018, respectively.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were nil for fiscal years ended December 31, 2019 and 2018, respectively.

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2019 and 2018

Statements of Operations for the years ended December 31, 2019 and December 31, 2018

Statements of Cash Flows for the years ended December 31, 2019 and December 31, 2018

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018

Notes to Financial Statements

EXHIBITS

2.1	Agreement and Plan of Reorganization between CannAssist International Corp. and Xceptor LLC (previously filed on Form 8-K on July 13, 2018 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.)

3.1	Certificate of Incorporation (previously filed on Form 10-12G on January 18, 2017 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.)

3.2	By-laws (previously filed on Form 10-12G on January 18, 2017 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.)

3.3	Amendment to Certificate of Incorporation (previously filed on Form S-1 on October 22, 2018 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.)

3.4	Series A Certificate of Designation filed with the Secretary of State of Delaware on May 6, 2019 (filed on Form 8-K on March 30, 2020) as Exhibit 3.4)

10.1	Technology License Agreement between CannAssist International Corp. and Mark Palumbo (previously filed on Form 8-K on May 15, 2019 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.)

21.1	List of Subsidiaries (previously filed on Form S-1 on February 15, 2019 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.)

31.1*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in Fallbrook, CA, thereunto duly authorized, on April 8, 2020.

CANNASSIST INTERNATIONAL CORP.

By:	/s/ Mark Palumbo
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Palumbo
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Mark Palumbo
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2020.

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

Signature	Capacity	Date

/s/ Mark Palumbo	Director	April 8, 2020

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

47

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of CannAssist International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CannAssist International Corp. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 8, 2020

CannAssist International Corp.

Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$80,021	$67,351
Accounts receivable	1,135	56,160
Prepaid expenses	4,145	62,173
Other asset	1,567	-
Inventory	50,592	19,764

Total assets	$137,460	$205,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accruals	$124,796	$89,565
Accounts payable – related party	9,857	4,373
Accrued liabilities	-	-
Customer deposits	54,660	59,671
Due to a related party	9,498	8,666
Loan payable	1,000	1,000
Accrual for income taxes	-	6,748
Total current liabilities	199,811	170,023

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 18,435,000 and 12,410,000 issued and outstanding, respectively	1,844	1,241
Stock subscription receivable	-	(30)
Additional paid in capital	358,317	13,920
(Accumulated deficit) / retained earnings	(422,512)	20,294
Total Stockholders’ (deficit) / equity	(62,351)	35,425

Total Liabilities and Stockholders’ Deficit	$137,460	$205,448

The accompanying notes are an integral part of these financial statements.

CannAssist International Corp.

Statements of Operations

	For the years ended December 31,
	2019	2018

Revenue	$686,400	$581,185
Revenue – related party	-	163,980
Total revenue	686,400	745,165

Cost of revenue	461,606	446,430
Cost of revenue– related party	-	129,636
Total cost of revenue	461,606	576,066
Gross margin	224,794	169,099

Operating expenses:
General and administrative	267,895	34,471
General and administrative– related party	158,500	4,800
Commissions – related party	25,562	28,655
Professional fees	211,192	69,040
Total operating expenses	663,149	136,966

(Loss) / income from operations	(438,355)	32,133

Other expense:
Interest expense	(4,451)	-
Total other expense	(4,451)	-

(Loss) / income before provision for income taxes	(442,806)	32,133
Provision for income taxes	-	(6,748)

Net (loss) / income	$(442,806)	$25,385

(Loss) / income per share, basic and diluted	$(0.02)	$0.00
Weighted average shares outstanding, basic and diluted	17,773,836	15,101,877

The accompanying notes are an integral part of these financial statements.

CannAssist International Corp.

Statement of Changes in Stockholders’ Equity

December 31, 2019 and 2018

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Retained	Stockholders'
	Shares	Amount	Capital	Receivable	Earnings	Deficit
Balance, December 31, 2017	20,000,000	$2,000	$471	$-	$(5,091)	$(2,620)
Common stock cancelled	(20,000,000)	(2,000)	2,000	-	-	-
Shares issued with merger	3,000,000	300	(300)	-	-	-
Contributed capital	-	-	2,400	-	-	2,400
Recapitalization of reverse merger	-	-	(650)	-	-	(650)
Common stock issued for cash	5,005,000	501	9,999	(30)	-	10,470
Common stock issued for cash – related party	4,405,000	440	-	-	-	440
Net income	-	-	-	-	25,385	25,385
Balance, December 31, 2018	12,410,000	1,241	13,920	(30)	20,294	35,425
Common stock issued for cash	850,000	85	149,915	30	-	150,030
Common stock issued for license agreement – related party	5,000,000	500	149,500	-		150,000
Common stock issued for services	175,000	18	43,732	-	-	43,750
Contributed capital	-	-	1,250	-	-	1,250
Net loss	-	-	-	-	(442,806)	(442,806)
Balance, December 31, 2019	18,435,000	$1,844	$358,317	$-	$(422,512)	$(62,351)

The accompanying notes are an integral part of these financial statements.

CannAssist International Corp.

Statements of Cash Flows

	For the year ended December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(442,806)	$25,385
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Recapitalization of reverse merger	-	(650)
Common stock issued to licensing expense – related party	150,000	-
Common stock issued for services	43,750	-
Changes in Operating Assets and Liabilities:
Accounts receivable	55,024	(56,160)
Inventory	(30,828)	(19,764)
Prepaid expenses and other assets	56,462	(62,173)
Accounts payable and accrued liabilities	33,966	98,686
Customer deposits	(5,011)	59,671
Net cash provided by operating activities	(139,443)	44,995

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	12,450	8,666
Repayment of related party loans	(11,617)	-
Contributed capital	1,250	2,400
Proceeds from sale of common stock	150,030	10,910
Net cash provided by financing activities	152,113	21,976

Net increase in cash	12,670	66,971
Cash, beginning of year	67,351	380
Cash, end of year	$80,021	$67,351

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

On June 18, 2018, the Company cancelled all 20,000,000 shares of its issued and outstanding stock and issued 3,000,000 shares of common stock pursuant to Section 4(a)(2) of the Securities Act of 1933 at par representing 100% of the total outstanding common stock at the time. With the issuance of the stock and the redemption of the 20,000,000 shares of stock, the Company effected a change in its control and the new majority shareholder was elected as the new management of the Company.

On July 12, 2018, the “Company, entered into a share exchange acquisition agreement with Xceptor LLC, a private company organized under the laws of Wyoming (“Xceptor”). The Acquisition was effected by the Company through the exchange of all the outstanding membership interests of Xceptor for 3,000,000 shares of common stock of the Company, valued at $0.0001 per share. At the time of the Acquisition, there was one shareholder of the Company who was also a shareholder and manager of Xceptor. Xceptor has become a wholly owned subsidiary of the Company and the Company has taken over its operations and business plan. Prior to the Acquisition, the Company had no ongoing business or operations. Since the Company and Xceptor were entities under common control prior to the Acquisition, the transaction is accounted for as a restructuring transaction. The Company has recast prior period financial statements to reflect the conveyance of Xceptor’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements.

CannAssist produces and sells products formulated using its cannabidiol ("CBD") product, “Cibidinol,” which is formulated based on a process developed by its founder Mark Palumbo. CBD is a non-psychoactive compound found in hemp. CannAssist’s initial research and development work, aimed at enhancing the bioavailability of desired molecular structures, resulted in the creation of a line of CBD products, most notably its CBD product, Cibidinol. Cibidinol will be available in a line of consumable and topical products that the Company believes will make enhanced CBD products more available and accessible to consumers.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2019 or 2018.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2019.

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

The Company recognizes revenue when product is shipped. The Company will often receive payment and/or pay for the cost of goods prior to shipping. When this occurs, the result is both a prepaid for the supplies to be used in their product and a customer deposit. As of December 31, 2019, the Company has a prepaid expense of $4,145 and customer deposits of $54,660, for orders to be shipped in Q1, 2020. As of December 31, 2018, the Company has a prepaid expense of $62,173 and customer deposits of $59.671, for orders to be shipped in Q1, 2019.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. The Company has no dilutive shares as of December 31, 2019 and 2018.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which amended the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2018. In March 2016, the FASB issued an update (ASU 2016-08) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent considerations. In April 2016, the FASB issued an update (ASU 2016-10) to ASC 606, Identifying Performance Obligations and Licensing, which provides clarification related to identifying performance obligations and licensing implementation guidance under ASU 2014-09. In May 2016, the FASB issued an update (ASU 2016-12) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued an update (ASU 2016-20) to ASC 606, Technical Corrections and Improvements, which outlines technical corrections to certain aspects of the new revenue recognition standard such as provisions for losses on construction type contracts and disclosure of remaining performance obligations, among other aspects. The effective date and transition requirements are the same as those in ASU 2014-09 for all subsequent clarifying guidance discussed herein.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). As an Emerging Growth Company, the standard is effective for the Company’s 2019 annual reporting period and for interim periods after 2019. The Company is in the process of analyzing the potential impact this standard will have on its consolidated financial position and results of operations. The Company expects to apply the modified retrospective method upon adoption.

 The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $686,400 during the year ended December 31, 2019 and had a net loss of $442,806 (which included $193,750 on non-cash stock compensation expense) for the year ended December 31, 2019. The Company has an accumulated deficit of $422,512 as of December 31, 201. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – LOAN PAYABLE

On October 11, 2017, the Company received a $1,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

NOTE 5 – RELATED PARTY TRANSACTIONS

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. As of December 31, 2019 and 2018, the balance due to Ms. Palumbo for cash advances is $9,498 and $300, respectively. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

On June 29, 2018, Ms. Palumbo advanced the Company $6,000 for general operating expenses. The advance is unsecured, due on demand and non-interest bearing. During the year ended December 31, 2019, the $6,000 was repaid.

During the year ended December 31, 2018, EME, Ltd. advanced the Company $2,366 to pay for certain operating expenses. EME, Ltd. is owned by Mark Palumbo, CEO. The advance was repaid during the year ended December 31, 2019. The advance was unsecured, non-interest bearing and due on demand. In addition, there is $9,857 and $4,373 of accounts payable due to EME, Ltd as of December 31, 2019 and 2018.

During the years ended December 31, 2019 and 2018, the Company paid sales commissions of $25,562 and $28,655, respectively, to EME Ltd.

During the years ended December 31, 2019 and 2018, respectively, the Company incurred $6,400 and $4,800 of expense for Matthew Palumbo for product design services. Matthew Palumbo is the son of Mark Palumbo, CEO.

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

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

 NOTE 6 – COMMON STOCK

During the year ended December 31, 2018, the Company sold 5,005,000 shares of common stock to third parties for total cash proceeds of $10,500. As of December 31, 2018, $30 had not been collected and has been debited to stock subscription receivable. The $30 was collected during the year ended December 31, 2019.

Pursuant to the terms of the licensing agreement with Mark Palumbo (Note 5) the Company issued 5,000,000 shares of common stock. The shares were valued at $0.03, the average price that common stock has recently been sold for, for total non-cash expense of $150,000.

During year ended December 31, 2019, the Company granted 175,000 shares of common stock for services. The shares were valued at $0.25 for total non-cash expense of $43,750.

During the year ended December 31, 2019, the Company sold 850,000 shares of common stock for total cash proceeds of $150,000.

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

Net deferred tax assets consist of the following components as of December 31:

	2019	2018
Federal income tax benefit attributable to:
Current operations	$93,000	$(6,748)
Less: valuation allowance	(93,000)	6,748
Net provision for Federal income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2019	2018
Deferred Tax Assets:
NOL Carryover	$88,700	$1,070
Less valuation allowance	(88,700)	(1,070)
Net deferred tax assets	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 8 – SUBSEQUENT EVENTS

On March 30, 2020, the Company issued 1,000 shares of its Series A Preferred Stock to Mark Palumbo, an officer and director of the Company, for $0.0001 per share in reliance on the exemption from registration under Section 4(a)(2). Series A Preferred Stock, voting together as a class, have the right to vote 60% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least a majority of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

On April 1, 2020, the Company entered into an agreement with an independent consultant pursuant to which the consultant shall be paid a cash monthly retainer of $5,000 a month and shall be issued 110,000 warrants to purchase shares of the common stock of the Company at an exercise price equal to $0.0001 per share, subject to certain conditions regarding vesting. This agreement has a term of 12 months and shall be automatically renewed on a month to month basis unless terminated upon 30 days’ written notice.

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the foregoing.

