Form 10-Q
period 2020-03-31
CannAssist International Corp
filed 2020-05-14
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended MARCH 31, 2020

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CNSC	N/A

As of May 14, 2020, the Company had 18,435,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASSIST INTERNATIONAL CORP.

CannAssist International Corp. Balance Sheets

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash	$19,649	$80,021
Accounts receivable	47,731	1,135
Prepaid expenses	974	4,145
Other asset	1,567	1,567
Inventory	68,811	50,592

Total assets	$138,732	$137,460

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$165,237	$124,796
Accounts payable – related party	11,843	9,857
Accrued liabilities	-	-
Customer deposits	23,400	54,660
Due to a related party	9,722	9,498
Loan payable	1,000	1,000
Accrual for income taxes	-	-
Total current liabilities	211,202	199,811

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 18,435,000 issued and outstanding	1,844	1,844
Additional paid in capital	3,123,567	358,317
Accumulated deficit	(3,197,881)	(422,512)
Total Stockholders’ deficit	(72,470)	(62,351)

Total Liabilities and Stockholders’ Deficit	$138,732	$137,460

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Operations (Unaudited)

	For the three months ended March 31,
	2020	2019

Revenue	$210,087	$272,813
Cost of revenue	99,005	209,870
Gross margin	111,082	62,943

Operating expenses:
General and administrative	82,377	51,124
General and administrative– related party	-	500
Commissions – related party	4,373	12,253
Professional fees	32,610	35,216
Preferred stock issued for change of control	2,765,250	-
Total operating expenses	2,884,610	99,093

Loss from operations	(2,773,528)	(36,150)

Other expense:
Interest expense	(1,841)	-
Total other expense	(1,841)	-

Loss before provision for income taxes	(2,775,369)	(36,150)
Provision for income taxes	-	-

Net loss	$(2,775,369)	$(36,150)

Loss per share, basic and diluted	$(0.15)	$(0.00)
Weighted average shares outstanding, basic and diluted	18,435,000	12,410,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Changes in Stockholders’ Equity For the Three Months Ended March 31, 2019

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Retained	Stockholders'
	Shares	Amount	Capital	Receivable	Earnings	Deficit
Balance, December 31, 2018	12,410,000	$1,241	$13,920	$(30)	$20,294	$35,425
Cash collected on receivable				30	-	30
Net loss	-	-	-	-	(36,150)	(36,150)
Balance, March 31, 2019	12,410,000	$1,241	$13,920	$-	$(15,856)	$(695)

CannAssist International Corp. Statements of Changes in Stockholders’ Equity For the Three Months Ended March 31, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance, December 31, 2019	-	$-	18,435,000	$1,844	$358,317	$(422,512)	$(62,351)
Preferred stock issued for change of control	1,000	-	-	-	2,765,250	-	2,765,250
Net loss	-	-	-	-	-	(2,775,369)	(2,775,369)
Balance, March 31, 2020	1,000	$-	18,435,000	$1,844	$3,123,567	$(3,197,881)	$(72,470)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp.

Statements of Cash Flows

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,775,369)	$(36,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for change of control	2,765,250
Changes in Operating Assets and Liabilities:
Accounts receivable	(46,595)	(53,957)
Inventory	(18,220)	(22,688)
Prepaid expenses and other assets	3,171	(608)
Accounts payable and accrued liabilities	42,428	24,827
Customer deposits	(31,260)	44,770
Net cash provided by operating activities	(60,595)	(43,806)

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	223	604
Proceeds from stock subscription receivable	-	30
Net cash provided by financing activities	223	634

Net increase in cash	(60,372)	(43,172)
Cash, beginning of period	80,021	67,351
Cash, end of period	$19,649	$24,179

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

CannAssist produces and sells its cannabidiol ("CBD") product, “Cibidinol,” which is formulated based on a process developed by its founder Mark Palumbo (US Provisional Patent Number 62/581,605). CBD is a non-psychoactive compound found in hemp. CannAssist’s initial research and development work, aimed at enhancing the bioavailability of desired molecular structures, resulted in the creation of a line of CBD products, most notably its CBD product, Cibidinol. Cibidinol will be available in a line of consumable and topical products that the Company believes will make enhanced CBD products more available and accessible to consumers.

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

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company recognizes revenue when product is shipped. The Company will often receive payment and/or pay for the cost of goods prior to shipping. When this occurs, the result is both a prepaid for the supplies to be used in their product and a customer deposit. As of March 31, 2020, the Company has customer deposits of $23,400, for orders to be shipped in Q2, 2020. As of December 31, 2019, the Company has a prepaid expense of $4,145 and customer deposits of $54,660, for orders to be shipped in Q1, 2020.

Cost of Sales

Cost of sales is determined on the basis of the cost of production or the purchase of goods, adjusted for the variation of inventory Cost of sale is recognized as the direct cost of products or services sold during the period.

 Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $210,087 during the three months ended March 31, 2020 and had a net loss of $2,775,369 for three months ended March 31, 2020, which consisted of a $2,765,250 non-cash expense for the issuance of preferred stock. The Company has an accumulated deficit of $3,197,881 as of March 31, 2020. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 4 – LOAN PAYABLE

On October 11, 2017, the Company received a $1,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

NOTE 5 – RELATED PARTY TRANSACTIONS

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. As of March 31, 2020 and December 31, 2019, the balance due to Ms. Palumbo for cash advances is $9,722 and $9,498, respectively. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

During the three months ended March 31, 2020 and 2019, the Company paid sales commissions of $4,373 and $12,253, respectively, to EME Ltd.

During the three months ended March 31, 2020 and 2019, respectively, the Company incurred $0 and $500 of expense for Matthew Palumbo for product design services. Matthew Palumbo is the son of Mark Palumbo, CEO.

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

On March 30, 2020, the Company issued 1,000 shares of its Series A Preferred Stock to Mark Palumbo, an officer and director of the Company. Based on the rights of the designation the shares of preferred stock were value at 60% of the value of the total common stock outstanding. The shares od common stock have a current fair value of $0.25 per shares resulting in total non-cash expense of $2,765,250.

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

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 7 – PREFERRED STOCK

The Company has designated 1,000 shares of Series A Preferred Stock. The shares of Series A Preferred Stock have a par value of $0.0001 per share. The Series A Preferred Shares do not have a dividend rate or liquidation preference and are not convertible into shares of common stock. Series A Preferred Stock, voting together as a class, have the right to vote 60% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least a majority of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

NOTE 8 – SUBSEQUENT EVENTS

On April 30, 2020, the Company entered into an agreement with an independent consultant pursuant to which the consultant shall be paid a cash monthly retainer of $5,000 a month and shall be issued 110,000 warrants to purchase shares of the common stock of the Company at an exercise price equal to $0.25 per share, subject to certain conditions regarding vesting, in reliance on the exemption from registration under Section 4(a)(2). This agreement amended the previous agreement entered into by and between the Company and the independent consultant dated April 1, 2020 to increase the exercise price of the referenced warrants from $0.0001 per share to $0.25 per share. This agreement has a term of 12 months and shall be automatically renewed on a month to month basis unless terminated upon 30 days’ written notice.

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

In July 2017, Iris Grove Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10-12g pursuant to Securities Exchange Act of 1934 and became a public reporting company. In June 2018, the Company effected a change in control of Iris Grove Acquisition Corporation. As part of that change in control, the then officers and directors of Iris Grove resigned, the Company cancelled 20,000,000 shares of the then 20,000,000 shares of common stock outstanding, which were contributed by the Company’s then shareholders at no cost to the Company. Mark Palumbo was appointed the sole officer and director of the Company and the Company issued an aggregate of 3,000,000 shares of common stock to Mr. Palumbo. In addition, the Company changed its name to CannAssist International Corp.

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

CannAssist produces and sells its cannabidiol ("CBD") product, “Cibidinol,” which is formulated based on a process developed by its founder Mark Palumbo (US Provisional Patent Number 62/581,605). CBD is a non-psychoactive compound found in hemp. CannAssist’s initial research and development work, aimed at enhancing the bioavailability of desired molecular structures, resulted in the creation of a line of CBD products, most notably its CBD product, Cibidinol. Cibidinol will be available in a line of consumable and topical products that the Company believes will make enhanced CBD products more available and accessible to consumers.

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

Results of Operation for the Three Months Ended March 31, 2020 and 2019

Revenues

For the three months ended March 31, 2020, the Company had revenues of $210,087, and costs of revenue of $99,005. In comparison, for the three months ended March 31, 2019, the Company had revenue of $272,813, and cost of revenue of $209,870. The decrease in revenue and the decrease in cost of revenue is a result of changes in general economic conditions.

For the three months ended March 31, 2020, the Company had a gross margin of $111,082. In comparison, for the three months ended March 31, 2019, the Company had a gross margin of $62,943. The increase in gross margin is a result of the decrease in cost of revenue.

General and administrative expenses

General and administrative expenses were $82,377 for the three months ended March 31, 2020 compared to $51,124 for the three months ended March 31, 2019. General and administrative expenses have increased with the recent increase in business activity.

General and administrative expenses to EME, LLC, a related party, were $0 for the three months ended March 31, 2020 compared to $500 for the three months ended March 31, 2019. The decrease in general and administrative expenses to a related are immaterial for the purposes of comparison.

Commissions

Commission expense was $4,373 for the three months ended March 31, 2020 compared to $12,253 for the three months ended March 31, 2019. Commission expense was paid to EME, LLC, a related party

Professional fees

Professional fees were $32,610 for the three months ended March 31, 2020 compared to $35,216 for the three months ended March 31, 2019. Professional fees consist of audit, accounting and legal fees. The decrease in professional fees are immaterial for the purposes of comparison.

Preferred Stock

Preferred Stock expense was $2,765,250 for the three months ended March 31, 2020 compared to $0 for the three months ended March 31, 2019. The preferred stock was issued to Mark Palumbo, a related party.

Net Loss

For the three months ended March 31, 2020, we realized net loss of $2,775,369 as compared to a net loss of $36,150 for three months ended March 31, 2019. The increase in net loss in the current period is primarily due to the expense incurred in connection with the issuance of preferred stock.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $210,087 during the three months ended March 31, 2020 and had a net loss of $2,775,369 for the three months ended March 31, 2020. The Company has an accumulated deficit of $3,197,881 as of March 31, 2020. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $60,595 of cash from operations for the three months ended March 31, 2020. Net cash provided by financing activities for the three months ended March 31, 2020 was $223.

As of March 31, 2020, the Company had $19,649 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2020.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On April 30, 2020, the Company entered into an agreement with an independent consultant pursuant to which the consultant shall be paid a cash monthly retainer of $5,000 a month and shall be issued 110,000 warrants to purchase shares of the common stock of the Company at an exercise price equal to $0.25 per share, subject to certain conditions regarding vesting, in reliance on the exemption from registration under Section 4(a)(2). This agreement amended the previous agreement entered into by and between the Company and the independent consultant dated April 1, 2020 to increase the exercise price of the referenced warrants from $0.0001 per share to $0.25 per share. This agreement has a term of 12 months and shall be automatically renewed on a month to month basis unless terminated upon 30 days’ written notice.

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

CANNASSIST INTERNATIONAL CORPORATION

Dated: May 14, 2020	By: /s/ Mark Palumbo Mark Palumbo Chief Executive Officer

By: /s/ Mark Palumbo Mark Palumbo Chief Financial Officer

