Form 10-Q
period 2020-06-30
CannAssist International Corp
filed 2020-08-13
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended JUNE 30, 2020

  ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number:  000-55809

CANNASSIST INTERNATIONAL CORP.

 (Exact name of registrant as specified in its charter)

Delaware	82-1873116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1548 Loch Ness Dr., Fallbrook, CA 92028	82834
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 990-3091

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CNSC	OTCQB

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

As of August 12, 2020, the Company had 18,435,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASSIST INTERNATIONAL CORP.

CannAssist International Corp. Balance Sheets

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash	$17,687	$80,021
Accounts receivable	1,564	1,135
Prepaid expenses	6,190	4,145
Other asset	1,567	1,567
Inventory	76,189	50,592

Total assets	$103,197	$137,460

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$198,294	$124,796
Accounts payable – related party	11,843	9,857
Convertible notes payable, net of debt discount of $2,762	12,238	-
Customer deposits	-	54,660
Due to a related party	16,840	9,498
Loans payable	11,000	1,000
Total current liabilities	250,215	199,811

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 18,435,000 issued and outstanding	1,844	1,844
Additional paid in capital	3,132,589	358,317
Accumulated deficit	(3,281,451)	(422,512)
Total Stockholders’ deficit	(147,018)	(62,351)

Total Liabilities and Stockholders’ Deficit	$103,197	$137,460

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$59,825	$165,865	$269,912	$438,678
Cost of revenue	44,593	118,698	143,598	328,568
Gross margin	15,232	47,167	126,314	110,110

Operating expenses:
General and administrative	72,046	73,484	154,423	124,608
General and administrative– related party	-	153,600	-	154,100
Commissions – related party	-	314	4,373	12,567
Professional fees	24,240	69,816	56,850	105,032
Preferred stock issued for change of control	-	-	2,765,250	-
Total operating expenses	96,286	297,214	2,980,896	396,307

Loss from operations	(81,054)	(250,047)	(2,854,582)	(286,197)

Other expense:
Interest expense	(2,516)	(516)	(4,357)	(516)
Total other expense	(2,516)	(516)	(4,357)	(516)

Loss before provision for income taxes	(83,570)	(250,563)	(2,858,939)	(286,713)
Provision for income taxes	-	-	-	-

Net loss	$(83,570)	$(250,563)	$(2,858,939)	$(286,713)

Loss per share, basic and diluted	$(0.00)	$(0.02)	$(0.16)	$(0.02)
Weighted average shares outstanding, basic and diluted	18,435,000	15,871,538	18,435,000	14,150,331

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Changes in Stockholders’ Deficit For the Six Months Ended June 30, 2019 and 2020 (Unaudited)

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Retained	Stockholders'
	Shares	Amount	Capital	Receivable	Earnings	Deficit
Balance, December 31, 2018	12,410,000	$1,241	$13,920	$(30)	$20,294	$35,425
Cash collected on receivable				30	-	30
Net loss	-	-	-	-	(36,150)	(36,150)
Balance, March 31, 2019	12,410,000	1,241	13,920	-	(15,856)	(695)
Common stock issued for license agreement – related party	5,000,000	500	149,500	-	-	150,000
Net loss	-	-	-	-	(250,563)	(250,563)
Balance, June 30, 2019	17,410,000	$1,741	$163,420	$-	$(266,419)	$(101,258)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance, December 31, 2019	-	$-	18,435,000	$1,844	$358,317	$(422,512)	$(62,351)
Preferred stock issued for change of control	1,000	-	-	-	2,765,250	-	2,765,250
Net loss	-	-	-	-	-	(2,775,369)	(2,775,369)
Balance, March 31, 2020	1,000	-	18,435,000	1,844	3,123,567	(3,197,881)	(72,470)
Warrants issued	-	-	-	-	9,022	-	9,022
Net loss	-	-	-	-	-	(83,570)	(83,570)
Balance, June 30, 2020	1,000	$-	18,435,000	$1,844	$3,132,589	$(3,281,451)	$(147,018)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,858,939)	$(286,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for change of control	2,765,250	-
Warrant expense	6,260	-
Common stock issued for licensing expense – related party	-	150,000
Changes in Operating Assets and Liabilities:
Accounts receivable	(429)	54,047
Inventory	(25,597)	(17,275)
Prepaid expenses and other assets	(2,045)	51,687
Accounts payable and accrued liabilities	75,484	56,903
Customer deposits	(54,660)	(59,671)
Net cash used by operating activities	(94,676)	(51,022)

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	12,852	9,496
Repayment of related party loans	(5,510)	-
Proceeds from loans payable	10,000	-
Proceeds from convertible loans payable	15,000	-
Proceeds from stock subscription receivable	-	30
Net cash provided by financing activities	32,342	9,526

Net decrease in cash	(62,334)	(41,496)
Cash, beginning of period	80,021	67,351
Cash, end of period	$17,687	$25,855

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

  CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

JUNE 30, 2020

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $269,912 during the six months ended June 30, 2020 and had a net loss of $2,858,939 for six months ended June 30, 2020, which consisted of a $2,765,250 non-cash expense for the issuance of preferred stock. The Company has an accumulated deficit of $3,281,451 as of June 30, 2020. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – LOANS PAYABLE

On October 11, 2017, the Company received a $1,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

On June 29, 2020, the Company received a $10,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On June 2, 2020, the Company issued a convertible note payable to a third party for $10,000. The note is unsecured, non-interest bearing and is due and payable in six months. If the loan is not repaid by the due date is can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 13,500 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years.

On June 12, 2020, the Company issued a convertible note payable to a third party for $5,000. The note is unsecured, non-interest bearing and is due and payable in six months. If the loan is not repaid by the due date is can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 2,500 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years.

The above notes are shown net of $2,762 of debt discount.

NOTE 6 – RELATED PARTY TRANSACTIONS

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. As of June 30, 2020, and December 31, 2019, the balance due to Ms. Palumbo for cash advances is $16,840 and $9,498, respectively. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

During the six months ended June 30, 2020 and 2019, the Company paid sales commissions of $4,373 and $12,567, respectively, to EME Ltd.

During the six months ended June 30, 2020 and 2019, respectively, the Company incurred $0 and $4,100 of expense for Matthew Palumbo for product design services. Matthew Palumbo is the son of Mark Palumbo, CEO.

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

On March 30, 2020, the Company issued 1,000 shares of its Series A Preferred Stock to Mark Palumbo, an officer and director of the Company. Based on the rights of the designation the shares of preferred stock were value at 60% of the value of the total common stock outstanding. The shares of common stock have a current fair value of $0.25 per shares resulting in total non-cash expense of $2,765,250.

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

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 8 – WARRANTS

On April 1, 2020, the Company entered into an agreement with an independent consultant pursuant to which the consultant shall be paid a cash monthly retainer of $5,000 a month and shall be issued 110,000 warrants to purchase shares of the common stock of the Company at an exercise price equal to $0.25 per share, subject to certain conditions regarding vesting. This agreement has a term of 12 months and shall be automatically renewed on a month to month basis unless terminated upon 30 days’ written notice.

The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The warrants were fair valued at $25,038. The expense is being amortized over the one-year term of the agreement. The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	110,000
Share price	$0.25
Exercise Price	$0.25
Term	10 years
Volatility	103.5%
Risk Free Interest Rate	2.49%
Dividend rate	-

During the six months ended June 30, 2020, the Company issued 16,000 warrants in conjunction with the issuance of two convertible promissory notes (Note 5). The warrants have an exercise price of $0.50 and expire in five years. Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $2,762, accounted for in additional paid in capital.

The Black Scholes pricing model was used to estimate the fair value of the warrants issued with the following inputs:

Warrants	16,000
Share price	$0.25
Exercise Price	$0.25
Term	5 years
Volatility	103.5%
Risk Free Interest Rate	1.88%
Dividend rate	-

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

Activity for the six months ended June 30, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	-	-	-
Granted	126,000	$0.25	9.15	$-
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at June 30, 2020	126,000	$0.25	9.15	$-
Exercisable at June 30, 2020	61,000	$0.25	9.15	$-

Range of Exercise Prices	Number Outstanding 6/30/2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	126,000	9.15 years	$0.25

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to June 30, 2020, the Company issued convertible promissory notes for total proceeds of $15,500. The notes are unsecured, non-interest bearing and is due and payable in six months. If the loans are not repaid by the due date they can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 22,002 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years.

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

Results of Operation for the Three Months Ended June 30, 2020 and 2019

Revenues

For the three months ended June 30, 2020, the Company had revenues of $59,825, costs of revenue of $44,593 and gross margin of $15,232. In comparison, for the three months ended June 30, 2019, the Company had revenue of $165,865, cost of revenue of $118,698 and gross margin of $47,167. The decrease in revenue, cost of revenue, and gross margin resulted from changes in general economic conditions.

General and administrative expenses

General and administrative expenses were $72,046 for the three months ended June 30, 2020 compared to $73,484 for the three months ended June 30, 2019. The decrease in general and administrative expenses are negligible for the purposes of comparison.

General and administrative expenses to a related party, were $0 for the three months ended June 30, 2020 compared to $153,600 for the three months ended June 30, 2019. General and administrative expenses to a related party have decreased because the non-cash expense for stock issuance paid in 2019 in connection with a licensing agreement with an affiliate of the Company was a one-time expense.

Commissions

Commission expense was $0 for the three months ended June 30, 2020 compared to $314 for the three months ended June 30, 2019. Commission expense was paid to EME, LLC, a related party.

Professional fees

Professional fees were $24,240 for the three months ended June 30, 2020 compared to $69,816 for the three months ended June 30, 2019. Professional fees consist of audit, accounting and legal fees. The fees have decreased with the decrease in services required to comply with SEC filing requirements during the relevant periods.

Net Loss

For the three months ended June 30, 2020, we realized a net loss of $83,570 as compared to a net loss of $250,563 for three months ended June 30, 2019. The decrease in net loss in the current period is due to the non-cash expense for stock issuance paid in 2018 in connection with a licensing agreement with an affiliate of the Company was a one-time expense and a decrease in other operating expenses in conjunction with the decrease in business activity.

Results of Operation for the Six Months Ended June 30, 2020 and 2019

Revenues

For the six months ended June 30, 2020, the Company had revenues of $269,912, costs of revenue of $143,598 and a gross margin of $126,314. In comparison, for the six months ended June 30, 2019, the Company had revenue of $438,678, cost of revenue of $328,568 and a gross margin of $110,110. The decrease in revenue cost of revenue and gross margin resulted from changes in general economic conditions.

General and administrative expenses

General and administrative expenses were $154,423 for the six months ended June 30, 2020 compared to $124,608 for the six months ended June 30, 2019 have increased with the recent increase in business activity.

General and administrative expenses to a related party were $0 for the six months ended June 30, 2020 compared to $154,100 for the six months ended June 30, 2019. General and administrative expenses to a related party have decreased because the non-cash expense for stock issuance paid in 2019 in connection with a licensing agreement with an affiliate of the Company was a one-time expense.

Commissions

Commission expense was $4,373 for the six months ended June 30, 2020 compared to $12,567 for the six months ended June 30, 2019. Commission expense was paid to EME, LLC, a related party

Professional fees

Professional fees were $56,850 for the six months ended June 30, 2020 compared to $105,032 for the six months ended June 30, 2018. Professional fees consist of audit, accounting and legal fees. The fees have decreased with the decrease in services required to comply with SEC filing requirements during the relevant periods.

Preferred Stock

Preferred Stock expense was $2,765,250 for the six months ended June 30, 2020 compared to $0 for the six months ended June 30, 2019. The preferred stock was issued to Mark Palumbo, a related party.

Net Loss

For the six months ended June 30, 2020, we realized a net loss of $2,858,939 as compared to a net loss of $286,713 for six months ended June 30, 2019. The increase in net loss in the current period is primarily due to the expense incurred in connection with the issuance of preferred stock.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $269,912 during the six months ended June 30, 2020 and had a net loss of $2,854,582 for the six months ended June 30, 2020. The Company has an accumulated deficit of $3,281,451 as of June 30, 2020. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company used $94,676 of cash from operations for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2020 was $32,342.

As of June 30, 2019, the Company had $17,687 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2020.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2020, the Company entered into an agreement with an independent consultant pursuant to which the consultant shall be paid a cash monthly retainer of $5,000 a month and shall be issued 110,000 warrants to purchase shares of the common stock of the Company at an exercise price equal to $0.25 per share, subject to certain conditions regarding vesting. This agreement has a term of 12 months and shall be automatically renewed on a month to month basis unless terminated upon 30 days’ written notice. These securities were issued in reliance on the exemptions from registration under Section 4(a)(2).

On June 2, 2020, the Company issued a convertible note payable to a third party for $10,000. The note is unsecured, non-interest bearing and is due and payable in six months. If the loan is not repaid by the due date is can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 13,500 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years. These securities were issued in reliance on the exemptions from registration under Section 4(a)(2) and Rule 506(b) of Regulation D.

On June 12, 2020, the Company issued a convertible note payable to a third party for $5,000. The note is unsecured, non-interest bearing and is due and payable in six months. If the loan is not repaid by the due date is can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 2,500 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years. These securities were issued in reliance on the exemptions from registration under Section 4(a)(2) and Rule 506(b) of Regulation D.

Subsequent to June 30, 2020, the Company issued convertible promissory notes for total proceeds of $15,500. The notes are unsecured, non-interest bearing and is due and payable in six months. If the loans are not repaid by the due date they can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 22,002 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years. These securities were issued in reliance on the exemptions from registration under Section 4(a)(2) and Rule 506(b) of Regulation D.

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

CANNASSIST INTERNATIONAL CORPORATION

Dated: August 12, 2020	By: /s/ Mark Palumbo Mark Palumbo Chief Executive Officer

By: /s/ Mark Palumbo Mark Palumbo Chief Financial Officer

