Form 10-K/A
period 2019-12-31
CannAssist International Corp
filed 2020-08-19
CIK 1709542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) originally filed on April 8, 2020 (the “Original Filing”) by CannAssist International Corp., a Delaware corporation (“CannAssist,” the “Company,” “we,” or “us”). We are filing this Amendment to revise our disclosures set forth in “ITEM 9A. Controls and Procedures” to restate management’s conclusion that the Company’s disclosure controls and procedures and its internal control over financial reporting were not effective at December 31, 2019 and to discuss remediation plans in place to address the material weaknesses, including how long the Company estimates it will take to complete the plans.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we had failed to adequately invest in personnel and systems to accumulate, record and properly report on our results of operations.

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

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles, due to the material weaknesses set forth below.

The following is a summary of our material weaknesses as of December 31, 2019:

Lack of Thorough Controls and Segregation of Duties

The Company has not designed nor maintained effective controls over review of financial information, including cut-off, and there is also a lack of segregation of duties with regard to key treasury and accounting functions. These items contribute to a material weakness in internal control over financial reporting. The Company needs to develop an appropriate control environment, perform a risk assessment, develop control activities, and information, as well as monitoring activities, which we hope to implement over the next 12 months.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in Fallbrook, CA, thereunto duly authorized, on August 19, 2020.

CANNASSIST INTERNATIONAL CORP.

By:	/s/ Mark Palumbo
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Palumbo
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Mark Palumbo
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2020.

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

Signature	Capacity	Date

/s/ Mark Palumbo	Director	August 19, 2020

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

48

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

DECEMBER 31, 2019

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

