Form 10-Q
period 2020-09-30
CannAssist International Corp
filed 2020-11-13
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2020

  ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number:  000-55809

CANNASSIST INTERNATIONAL CORP.

 (Exact name of registrant as specified in its charter)

Delaware	82-1873116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

855 South Mission Ave, Ste K #400, Fallbrook, California	92028
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 990-3091

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CNSC	OTCQB

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

As of November 12, 2020, the Company had 18,435,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASSIST INTERNATIONAL CORP.

CannAssist International Corp.

Balance Sheets

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash	$57,421	$80,021
Accounts receivable	68,202	1,135
Prepaid expenses	4,308	4,145
Other asset	53	1,567
Inventory	95,866	50,592

Total assets	$225,850	$137,460

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$243,848	$124,796
Accounts payable – related party	20,370	9,857
Convertible notes payable, net of debt discount of $3,451	26,049	-
Customer deposits	-	54,660
Due to a related party	22,970	9,498
Loans payable	11,000	1,000
Total current liabilities	324,237	199,811

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 18,435,000 issued and outstanding	1,844	1,844
Additional paid in capital	3,142,299	358,317
Accumulated deficit	(3,242,530)	(422,512)
Total Stockholders’ deficit	(98,387)	(62,351)

Total Liabilities and Stockholders’ Deficit	$225,850	$137,460

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$409,138	$77,264	$679,050	$515,942
Cost of revenue	273,325	15,161	416,923	343,729
Gross margin	135,813	62,103	262,127	172,213

Operating expenses:
General and administrative	56,112	70,163	210,535	194,771
General and administrative– related party	-	3,350	-	157,450
Commissions – related party	8,527	11,395	12,900	23,962
Professional fees	29,600	56,120	86,450	161,152
Preferred stock issued for change of control	-	-	2,765,250	-
Total operating expenses	94,239	141,028	3,075,135	537,335

Income (loss) from operations	41,574	(78,925)	(2,813,008)	(365,122)

Other expense:
Interest expense	(2,653)	(1,903)	(7,010)	(2,419)
Total other expense	(2,653)	(1,903)	(7,010)	(2,419)

Income (loss) before provision for income taxes	38,921	(80,828)	(2,820,018)	(367,541)
Provision for income taxes	-	-	-	-

Net income (loss)	$38,921	$(80,828)	$(2,820,018)	$(367,541)

Income (loss) per share, basic and diluted	$0.00	$(0.00)	$(0.15)	$(0.03)
Weighted average shares outstanding, basic and diluted	18,435,000	17,878,478	18,435,000	12,431,452

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp.

Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Retained	Stockholders'
	Shares	Amount	Capital	Receivable	Earnings	Deficit
Balance, December 31, 2018	12,410,000	$1,241	$13,920	$(30)	$20,294	$35,425
Cash collected on receivable				30	-	30
Net loss	-	-	-	-	(36,150)	(36,150)
Balance, March 31, 2019	12,410,000	1,241	13,920	-	(15,856)	(695)
Common stock issued for license agreement – related party	5,000,000	500	149,500	-	-	150,000
Net loss	-	-	-	-	(250,563)	(250,563)
Balance, June 30, 2019	17,410,000	1,741	163,420	-	(266,419)	(101,258)
Common stock issued for cash	850,000	85	149,915	-	-	150,000
Common stock issued for services	125,000	13	31,237	-	-	31,250
Net loss	-	-	-	-	(80,828)	(80,828)
Balance, September 30, 2019	18,385,000	$1,839	$344,572	$-	$(347,247)	$(836)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance, December 31, 2019	-	$-	18,435,000	$1,844	$358,317	$(422,512)	$(62,351)
Preferred stock issued for change of control	1,000	-	-	-	2,765,250	-	2,765,250
Net loss	-	-	-	-	-	(2,775,369)	(2,775,369)
Balance, March 31, 2020	1,000	-	18,435,000	1,844	3,123,567	(3,197,881)	(72,470)
Warrants issued	-	-	-	-	9,022	-	9,022
Net loss	-	-	-	-	-	(83,570)	(83,570)
Balance, June 30, 2020	1,000	$-	18,435,000	1,844	3,132,589	(3,281,451)	(147,018)
Warrants issued	-	-	-	-	9,710	-	9,710
Net loss	-	-	-	-	-	38,921	38,921
Balance, September 30, 2020	1,000	$-	18,435,000	$1,844	$3,142,299	$(3,242,530)	$(98,387)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,820,018)	$(367,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for change of control	2,765,250	-
Warrant expense	12,520	-
Debt discount	2,763
Common stock issued for licensing expense – related party	-	150,000
Common stock issued for services	-	31,250
Changes in Operating Assets and Liabilities:
Accounts receivable	(67,066)	(2,472)
Inventory	(45,275)	(19,971)
Prepaid expenses and other assets	1,351	8,045
Accounts payable and accrued liabilities	129,564	68,020
Customer deposits	(54,660)	(456)
Net cash used by operating activities	(75,571)	(133,125)

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	18,981	12,450
Repayment of related party loans	(5,510)	(11,618)
Proceeds from loans payable	10,000	-
Proceeds from convertible loans payable	29,500	-
Proceeds from sale of common stock	-	150,000
Proceeds from stock subscription receivable	-	30
Net cash provided by financing activities	52,971	150,862

Net decrease in cash	(22,600)	17,737
Cash, beginning of period	80,021	67,351
Cash, end of period	$57,421	$85,088

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The Company recognizes revenue when product is shipped. The Company will often receive payment and/or pay for the cost of goods prior to shipping. When this occurs, the result is both a prepaid for the supplies to be used in their product and a customer deposit. As of December 31, 2019, the Company has both a prepaid expense of $4,145 and customer deposits of $54,660, for orders to be shipped in Q1, 2020.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $679,050 during the nine months ended September 30, 2020 and had a net loss of $2,820,018 for nine months ended September 30, 2020, which consisted of a $2,765,250 non-cash expense for the issuance of preferred stock. The Company has an accumulated deficit of $3,242,530 as of September 30, 2020. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – LOANS PAYABLE

On October 11, 2017, the Company received a $1,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

On June 29, 2020, the Company received a $10,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

On June 12, 2020, the Company issued a convertible note payable to a third party for $5,000. The note is unsecured, non-interest bearing and is due and payable in six months. If the loan is not repaid by the due date is can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 6,667 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years.

During July and August 2020, the Company issued a convertible notes payable to third parties for a total of $14,500. The notes are all unsecured, non-interest bearing and due and payable in six months. If the loans are not repaid by the due date they can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 20,669 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years.

The above notes are shown net of $3,451 of debt discount.

NOTE 6 – RELATED PARTY TRANSACTIONS

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. As of September 30, 2020, and December 31, 2019, the balance due to Ms. Palumbo for cash advances is $22,670 and $9,498, respectively. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

During the nine months ended September 30, 2020 and 2019, the Company paid sales commissions of $12,900 and $23,962, respectively, to EME Ltd.

During the nine months ended September 30, 2020 and 2019, respectively, the Company incurred $0 and $7,450 of expense for Matthew Palumbo for product design services. Matthew Palumbo is the son of Mark Palumbo, CEO.

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

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

During the nine months ended September 30, 2020, the Company issued 40,836 warrants in conjunction with the issuance of convertible promissory notes (Note 5). The warrants have an exercise price of $0.50 and expire in five years. Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of 6,212, accounted for in additional paid in capital.

The Black Scholes pricing model was used to estimate the fair value of the warrants issued with the following inputs:

Warrants	40,836
Share price	$0.25
Exercise Price	$0.25
Term	5 years
Volatility	103.5 – 111.89%
Risk Free Interest Rate	0.22 - 1.88%
Dividend rate	-

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 8 – WARRANTS (CONTINUED)

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

Activity for the nine months ended September 30, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	-	-	-
Granted	150,836	$0.25	8.22	$-
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at September 30, 2020	150,836	$0.25	8.22	$-
Exercisable at September 30, 2020	76,000	$0.25	8.22	$-

Range of Exercise Prices	Number Outstanding 9/30/2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	150,836	8.22 years	$0.25

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

Results of Operation for the Three Months Ended September 30, 2020 and 2019

Revenues

For the three months ended September 30, 2020, the Company had revenues of $409,138, cost of revenue of $273,325 and a gross margin of $135,813. In comparison, for the three months ended September 30, 2019, the Company had revenue of $77,264, cost of revenue of $ 15,161 and a gross margin of $62,103. The increase in revenue, cost of revenue and gross margin is from a change in the demand for our products derived from expanded commercialization of our products.

General and administrative expenses

General and administrative expenses (“G&A”) were $56,112 for the three months ended September 30, 2020 compared to $70,163 for the three months ended September 30, 2019. The decrease in general and administrative expenses are related to decreases in expenses related to product testing, supplies and materials, insurance and travel.

General and administrative expenses to a related party, were $0 for the three months ended September 30, 2020 compared to $3,350 for the three months ended September 30, 2019. General and administrative expenses to a related party, which were incurred for product design services provided by the son of the CEO, decreased because they were not recurring expenses.

Commissions

Commission expense was $8,527 for the three months ended September 30, 2020 compared to $11,395 for the three months ended September 30, 2019. Commission expense was paid to EME, LLC, a related party, and has decreased in the current period in conjunction with the decrease in sales attributable to customers managed by EME, LLC.

Professional fees

Professional fees were $29,600 for the three months ended September 30, 2020 compared to $56,120 for the three months ended September 30, 2019. Professional fees consist of audit, accounting, consulting and legal fees. The fees have decreased with the decrease in services required to comply with SEC filing requirements during the relevant periods.

Other expense

For the three months ended September 30, 2020 we incurred $2,653 of credit card interest expense compared to $ 1,903 for three months ended September 30, 2019.

Net Income

For the three months ended September 30, 2020, we realized net income of $38,921 as compared to net loss of $ 80,828 for three months ended September 30, 2019. The increase from a net loss in the prior period to net income in the current period is the result of higher revenue combined with decreased expenses.

Results of Operation for the Nine Months Ended September 30, 2020 and 2019

Revenues

For the nine months ended September 30, 2020, the Company had revenues of $679,050, cost of revenue of $416,923 and gross margin of $262,127. In comparison, for the nine months ended September 30, 2019, the Company had revenue of $515,942, cost of revenue of $343,729 and gross margin of $172,213. The increase in revenue, cost of revenue and gross margin is from a change in the demand for our products derived from expanded commercialization of our products.

General and administrative expenses

General and administrative expenses were $210,535 for the nine months ended September 30, 2020 compared to $194,771 for the nine months ended September 30, 2019. In general G&A expenses have increased with the increase in business activity.

General and administrative expenses to a related party, were $0 for the nine months ended September 30, 2020 compared to $157,450 for the nine months ended September 30, 2019. General and administrative expenses to a related party, which were a result of the issuance of 5,000,000 shares of common stock for a licensing agreement for total non-cash expense of $150,000 and for product design services provided by the son of the CEO, have decreased because they were not recurring expenses.

Commissions

Commission expense was $12,900 for the nine months ended September 30, 2020 compared to $23,962 for the nine months ended September 30, 2019. Commission expense was paid to EME, LLC, a related party, and has decreased in the current period in conjunction with the decrease in sales attributable to customers managed by EME, LLC.

Professional fees

Professional fees were $86,450 for the nine months ended September 30, 2020 compared to $161,152 for the nine months ended September 30, 2019. Professional fees consist of audit, accounting, consulting and legal fees. The fees have decreased with the decrease in services required to comply with SEC filing requirements during the relevant periods.

Other expense

For the nine months ended September 30, 2020 we incurred $7,010 of credit card interest expense compared to $2,419 for nine months ended September 30, 2019.

Net Loss

For the nine months ended September 30, 2020, we realized a net loss of $2,820,018 as compared to net loss of $367,541 for the nine months ended September 30, 2019. The increase in net loss in the current period is primarily due to the expense incurred in connection with the issuance of preferred stock.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $679,050 for the nine months ended September 30, 2020 and had a net loss of $2,820,018 for the nine months ended September 30, 2020. The Company has an accumulated deficit of $3,242,530 as of September 30, 2020. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company used $75,571 of cash from operations for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2020 was $52,971.

As of September 30, 2020, the Company had $57,421 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2020.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 2, 2020, the Company issued a convertible note payable to a third party for $10,000. The note is unsecured, non-interest bearing and is due and payable in six months. If the loan is not repaid by the due date is can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 13,500 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years. The issuance of the promissory notes and warrants were each exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D as promulgated under the Securities Act.

On June 12, 2020, the Company issued a convertible note payable to a third party for $5,000. The note is unsecured, non-interest bearing and is due and payable in six months. If the loan is not repaid by the due date is can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 6,667 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years. The issuance of the promissory notes and warrants were each exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D as promulgated under the Securities Act.

During July and August 2020, the Company issued convertible notes payable to third parties for a total of $14,500. The notes are all unsecured, non-interest bearing and due and payable in six months. If the loans are not repaid by the due date, they can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 20,669 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years. The issuance of the promissory notes and warrants were each exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D as promulgated under the Securities Act.

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

CANNASSIST INTERNATIONAL CORPORATION

Dated: November 12, 2020	By: /s/ Mark Palumbo Mark Palumbo Chief Executive Officer

By: /s/ Mark Palumbo Mark Palumbo Chief Financial Officer

