Form 10-K
period 2020-12-31
CannAssist International Corp
filed 2021-03-30
CIK 1709542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

855 SOUTH MISSION AVENUE, SUITE #K400

FALLBROOK CA 92028

(Address of principal executive offices)

Issuer’s telephone number: 888-991-2196

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report).     Yes ☐  No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

At March 30, 2021, there were 18,916,001 shares of the registrant’s common stock issued and outstanding.

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

The Company's corporate offices are located at 855 South Mission Avenue, Suite #K400, Fallbrook CA 92028. The Company's email address is info@xceptorllc.com, and its website is xceptorcbd.com. The Company’s telephone number is 760-990-3091.

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

Over the next twelve months, CannAssist plans to solidify its market presence and position by enhancing current and developing new strategic relationships. Products will be sold through distributors and wholesalers and through a significant online market presence. CannAssist will also evaluate the generation of additional revenue streams through the licensing of its manufacturing processes to strategic partners. Specifically, in 2021, the Company plans to expand its product line by adding scents and flavors and concentration levels to its existing products, establish strategic partnerships with farms and other suppliers and engage in clinical studies in connection with its products.

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

The Company's corporate offices are located at 855 South Mission Avenue, Suite #K400, Fallbrook, CA 92028. The Company's email address is info@xceptorllc.com, and its website is xceptorcbd.com. The Company’s telephone number is 888-991-2196. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTCQB® Venture Market under the symbol “CNSC.” Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTCQB® Venture Market, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

The following quotations reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB® Venture Market (1)
Quarter Ended	High	Low
September 30, 2020	$0.25	$0.25
December 31, 2020	$0.30	$0.299

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2020, the Company did not have any compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance; provided, however, on April 29, 2019, the Company entered into a Technology License Agreement with Mark Palumbo (“Licensor”) whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to a provisional patent application for a “Process for creating Carbohydrate Complexes with Cannabinoids and other Hydrophobic Molecules in large scale,” related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 5-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company issued to the Licensor 5,000,000 restricted shares of its common stock, valued at par value per share, at the effective date of the agreement and shall issue to the Licensor an additional 1,000,000 shares restricted shares of its common stock, valued at par value per share, at the commencement of each Renewal Term. Mark Palumbo, the Licensor of the Technology, is also an officer and director of the Company.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

In the first quarter of 2020, the Company issued a total of 58,000 shares of its restricted common stock, at a conversion price of $0.25 per share, to 10 investors in connection with the conversion of convertible promissory notes with an aggregate principal amount of $14,500 bearing an interest rate of 0% per annum. The shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On February 24, 2021, in connection with its qualified offering under Regulation A, the Company sold 2667 units to 1 investor at a price per unit of $0.75 per unit for aggregate proceeds of $2,000.25. Each unit is comprised of (i) 3 shares of the common stock of the Company and (ii) 1 warrant entitling the holder rights to purchase 1 share of the common stock of the Company at an exercise price equal to $0.50 for a period of 5 years from the date of issuance. The Company has not yet used the proceeds of this sale, but intends to use the proceeds for administrative purposes in connection with the operation of its business.

On February 8, 2021, the Company entered into an agreement with an independent consultant pursuant to which the consultant was issued 75,000 restricted shares of the common stock of the Company for services, at a cost basis of $0.09 per share, subject to certain conditions regarding vesting. The shares of common stock granted to this consultant were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In the fourth quarter of 2020, the Company issued a total of 60,000 shares of its restricted common stock, at a conversion price of $0.25 per share, to 2 investors in connection with the conversion of convertible promissory notes with an aggregate principal amount of $15,000 bearing an interest rate of 0% per annum. The shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On November 20, 2020, the Company entered into an agreement with an independent consultant pursuant to which the consultant was issued 230,000 restricted shares of the common stock of the Company for services, at a cost basis of $0.25 per share, subject to certain conditions regarding vesting. The shares of common stock granted to this consultant were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On November 19, 2020, the Company issued entered into a convertible promissory note with 1 investor for a principal amount of $30,000 with an interest rate of 10% per annum. The maturity date of the note is 6 months from the date of issuance. At maturity, the note is convertible into the common stock of the Company at a rate of $0.15 per share. The convertible note was issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

Effective as of November 6, 2020, an independent consultant was issued 50,000 restricted shares of the common stock of the Company, at a cost basis of $0.25 per share, pursuant to the terms of an engagement agreement entered into in April 2020, as amended. The shares of common stock issued to this consultant were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

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

Overview

CannAssist International Corp. (formerly Iris Grove Acquisition Corporation) (the “Company”) was incorporated on May 17, 2017 under the laws of the State of Delaware. The business purpose of the Company is to produce, sell and market its CBD based products. The Company's corporate offices are located at 855 South Mission Avenue, Suite #K400, Fallbrook, CA 92028. The Company's email address is info@xceptorllc.com, and its website is xceptorcbd.com. The Company’s telephone number is 888-991-2196.

The Company anticipates that it would need approximately $900,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan. In addition to revenues generated from sales, the Chief Executive Officer and several shareholders may fund the Company’s operations, if needed, during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations.

As of December 31, 2020, the Company had generated revenues of $ 1,137,865. At December 31, 2020, the Company had a net loss of $2,910,890 and had an accumulated deficit of $ 3,333,402.

For the period ended December 31, 2020, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

The Company has also filed an offering statement on Form 1-A for the sale of 1,200,000 units of the Company, with each unit comprised of 3 shares of common stock and 1 warrant to purchase the common stock of the Company at an exercise price of $0.50 per share, for aggregate proceeds of $900,000, which was qualified by the SEC on October 13, 2020. To date, the Company has sold 2667 units for aggregate proceeds of $$2,000.25.

Revenues and Losses

During the year ended December 31, 2020, the Company posted revenues of $1,137,865 and costs of revenues of $766,763 resulting in a gross margin of $371,102. For that same year ended, total operating expenses were $3,267,092, consisting of general and administrative expenses of $301,367, commissions to a related party of $12,900, professional fees of $187,575 and preferred stock issued for change of control of $2,765,250. Loss from operations and before income taxes totaled $2,910,890. After income tax expense of $0, the Company generated net loss of $2,910,890.

Liquidity and Capital Resources

The Company had total assets of $257,474, consisting of a cash balance of $175,497, accounts receivable of $119, prepaid expenses of $2,426 and inventory of $79,432, as of December 31, 2020.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company generated no revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2021.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In the interim, the Company plans to rely on its primary shareholder to continue his commitment to fund the Company’s continuing operating requirements. Management anticipates a total capital raise of $900,000 over the course of the following four consecutive quarters in connection with its Regulation A offering; provided, however, that the Company will require a minimum of $100,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

Discussion of the Year Ended December 31, 2020 as compared to the Year Ended December 31, 2019

The Company generated total revenues of $1,137,865 during the year ended December 31, 2020, as compared to revenues of $686,400 during the year ended December 31, 2019. The increase in revenues is a result of an increase in the sales of its products.

During the year ended December 31, 2020, the Company posted operating expenses of $3,267,092, consisting of general and administrative expenses of $301,367, commissions to a related party of $12,900, professional fees of $187,575 and preferred stock issued for change of control of $2,765,250. In contrast, during the year ended December 31, 2019, the Company posted operating expenses of $663,149, consisting of general and administrative expenses of $267,895, general and administrative expenses to a related party of $158,500, commissions to a related party of $25,562 and professional fees of $211,192. The increase in operating expenses is attributable to an expansion of operations and costs related to the commercialization of the Company’s products as well as the issuance of preferred stock to an affiliate of the Company.

During the year ended December 31, 2020, the Company posted a net loss of $2,910,890, compared to a net loss of $438,355 for the year ended December 31, 2019. The increase in net loss is primarily the result of increases in operating expenses attributable to an expansion of operations as well as the issuance of preferred stock to an affiliate of the Company.

During the year ended December 31, 2020, the Company generated $12,032 in cash from operating activities and generated $83,444 in cash from financing activities. The Company did not use or generate any cash in investing activities.

The Company had a cash balance of $175,497 and $80,021 as of December 31, 2020 and 2019, respectively.

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

The Company anticipates that it would need approximately $900,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management anticipates a total capital raise of $900,000 over the course of the following four consecutive quarters in connection with its Regulation A offering. Management believes that this capital would allow the Company to meet its operating cash requirements, cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability by facilitating the Company’s business.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company plans to earn revenue from executing its business plan and selling its CBD products.

Alternative Financial Planning

As of December 31, 2020, the Company had cash available of $175,497.

Management anticipates a total capital raise of $900,000 over the course of the following four consecutive quarters in connection with its Regulation A offering. Other than as stated herein, the Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to operate effectively will be severely jeopardized.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2020 or 201 The Company had cash and cash equivalents of $175,497 and $80,021 at December 31, 2020 or 2019, respectively.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2020 or 2019.

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

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASU 2018-07, Improvements to non-employees share based accounting (Topic 718). ASU 2018-07 establishes that equity-based payment transactions with nonemployees indicates that the measurement objective for equity instruments awarded to employees is to estimate at the grant date the fair value of the equity instruments the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The Topic also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in a share-based payment transaction with employees. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. The Company has no dilutive shares as of December 31, 2020 and 2019.

Recently issued accounting pronouncements

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after January 1, 2023, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements. The Company has adopted this accounting standard update with no material impact to the financial statements.

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

Management assessed our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The following is a summary of our material weaknesses as of December 31, 2020:

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Mark Palumbo	61	Chief Executive Officer, Secretary, Chief Financial Officer and Director	2018
Marla Palumbo	61	President	2019

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

ITEM 11. EXECUTIVE COMPENSATION

To date, the Company has not paid compensation to any executive officer or director. The Company may choose to pay a salary or fees to its executive management in the future. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2020.

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

There are no current outstanding equity awards to our executive officers as of December 31, 2020.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the SEC and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2020, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

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

COMMON STOCK

	Common Shares	Percentage
	Owned	Of Class(1)

Mark Palumbo (2)(3)	9,800,000	52.19%
Chief Executive Officer, Secretary, Treasurer and Director

Marla Palumbo (3)(4)	1,200,000	6.39%
President

(1)	Based on 18,775,000 common stock shares issued and outstanding as of December 31, 2020.

(2)	Consists of 3,000,000 shares initially owned in the Company as a result of the change in control, 1,800,000 shares received in exchange for membership interests in Xceptor, LLC pursuant to the Acquisition and 5,000,000 shares in connection with a License Agreement by and between the Company and Mr. Palumbo.

(3)	This individual’s address is 855 South Mission Avenue, Suite #K400, Fallbrook, CA 92028.

(4)	Consists of 1,200,000 shares received in exchange for membership interests in Xceptor, LLC pursuant to the Acquisition.

SERIES A PREFERRED STOCK

	Series A Preferred Shares Owned	Percentage of Class (1)
Mark Palumbo (2)(3)	1,000	100%
Chief Executive Officer, Secretary, Treasurer and Director

(1)	Based on 1,000 Series A Preferred Stock shares outstanding.

(2)	Consists of 1,000 shares of Series A Preferred Stock, purchased at par value, which, voting together as a class, have the right to vote 60% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least a majority of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

(3)	Mr. Palumbo’s address is 855 South Mission Avenue, Suite #K400, Fallbrook, CA 92028.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. As of December 31, 2020 and 2019, the balance due to Ms. Palumbo for cash advances is $23,443 and $9,498, respectively. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

During the years ended December 31, 2020 and 2019, the Company paid sales commissions of $12,900 and $25,562, respectively, to EME Ltd., which is an entity controlled by affiliates of the Company.

During the years ended December 31, 2020 and 2019, respectively, the Company incurred $0 and $6,400 of expense for Matthew Palumbo for product design services. Matthew Palumbo is the son of Mark Palumbo, CEO.

On April 29, 2019, the Company entered into a Technology License Agreement with Mark Palumbo, an officer and director of the Company (“Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to a provisional patent application for a “Process for creating Carbohydrate Complexes with Cannabinoids and other Hydrophobic Molecules in large scale,” related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 5-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 5,000,000 restricted shares of its common stock, valued at par value per share, at the effective date of the agreement, and shall issue to the Licensor an additional 1,000,000 restricted shares of its common stock, valued at par value per share, at the commencement of each Renewal Term.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $35,000 for fiscal year ended December 31, 2020, and $35,000 for fiscal year ended December 31, 2019.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were nil for fiscal years ended December 31, 2020 and 2019, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were nil for fiscal years ended December 31, 2020 and 2019, respectively.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were nil for fiscal years ended December 31, 2020 and 2019, respectively.

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2020 and 2019

Statements of Operations for the years ended December 31, 2020 and December 31, 2019

Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2020 and 2019

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in Fallbrook, CA, thereunto duly authorized, on March 30, 2021.

CANNASSIST INTERNATIONAL CORP.

By:	/s/ Mark Palumbo
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Palumbo
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Mark Palumbo
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2021.

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

Signature	Capacity	Date

/s/ Mark Palumbo	Director	March 30, 2021

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CannAssist International Corp. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

March 29, 2021

CannAssist International Corp.

Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$175,497	$80,021
Accounts receivable	119	1,135
Prepaid expenses	2,426	4,145
Other asset	-	1,567
Inventory	79,432	50,592

Total assets	$257,474	$137,460

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$252,310	$124,796
Accounts payable – related party	20,370	9,857
Convertible notes payable, net of debt discount of $15,000	28,350	-
Customer deposits	-	54,660
Due to a related party	23,443	9,498
Loans payable	11,000	1,000
Total current liabilities	335,473	199,811

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; 1,000 Series A Preferred Stock issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 18,775,000 issued and outstanding	1,878	1,844
Additional paid in capital	3,253,525	358,317
Accumulated deficit	(3,333,402)	(422,512)
Total Stockholders’ deficit	(77,999)	(62,351)

Total Liabilities and Stockholders’ Deficit	$257,474	$137,460

The accompanying notes are an integral part of these financial statements.

CannAssist International Corp.

Statements of Operations

	For the Years Ended December 31,
	2020	2019
Revenue	$1,137,865	$686,400
Cost of revenue	766,763	461,606
Gross margin	371,102	224,794

Operating expenses:
General and administrative	301,367	267,895
General and administrative– related party	-	158,500
Commissions – related party	12,900	25,562
Professional fees	187,575	211,192
Preferred stock issued for change of control	2,765,250	-
Total operating expenses	3,267,092	663,149

Loss from operations	(2,895,990)	(438,355)

Other expense:
Interest expense	(14,900)	(4,451)
Total other expense	(14,900)	(4,451)

Loss before provision for income taxes	(2,910,890)	(442,806)
Provision for income taxes	-	-

Net loss	$(2,910,890)	$(442,806)

Loss per share, basic and diluted	$(0.16)	$(0.02)
Weighted average shares outstanding, basic and diluted	18,460,836	17,773,836

The accompanying notes are an integral part of these financial statements.

CannAssist International Corp.

Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2020

					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit
Balance, December 31, 2018	-	$-	12,410,000	$1,241	$13,920	$(30)	$20,294	$35,425
Common stock issued for cash	-	-	850,000	85	149,915	30	-	150,030
Common stock issued for license agreement – related party	-	-	5,000,000	500	149,500	-	-	150,000
Common stock issued for services	-	-	175,000	18	43,732	-	-	43,750
Contributed capital	-	-	-	-	1,250	-	-	1,250
Net loss	-	-	-	-	-	-	(442,806)	(442,806)
Balance, December 31, 2019	-	-	18,435,000	1,844	358,317	-	(422,512)	(62,351)
Preferred stock issued for change of control	1,000	-	-	-	2,765,250	-	-	2,765,250
Common stock issued for services	-	-	280,000	28	69,972	-	-	70,000
Common stock issued for debt conversion	-	-	60,000	6	14,994	-	-	15,000
Beneficial conversion feature	-	-	-	-	20,000	-	-	20,000
Warrants issued	-	-	-	-	24,992	-	-	24,992
Net loss	-	-	-	-	-	-	(2,910,890)	(2,910,890)
Balance, December 31, 2020	1,000	$-	18,775,000	$1,878	$3,253,525	$-	$(3,333,402)	$(77,999)

The accompanying notes are an integral part of these financial statements.

CannAssist International Corp.

Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,910,890)	$(442,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for change of control	2,765,250	-
Warrant expense	24,992	-
Debt discount	3,852	-
Common stock issued for licensing expense – related party	-	150,000
Common stock issued for services	70,000	43,750
Changes in Operating Assets and Liabilities:
Accounts receivable	1,016	55,024
Inventory	(28,840)	(30,828)
Prepaid expenses and other assets	3,286	56,462
Accounts payable and accrued liabilities	138,026	33,966
Customer deposits	(54,660)	(5,011)
Net cash provided (used) by operating activities	12,032	(139,443)

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	19,454	12,450
Repayment of related party loans	(5,510)	(11,617)
Proceeds from loans payable	10,000	-
Proceeds from convertible loans payable	59,500	-
Proceeds from sale of common stock	-	150,030
Contributes capital	-	1,250
Net cash provided by financing activities	83,444	152,113

Net increase in cash	95,476	12,670
Cash, beginning of year	80,021	67,351
Cash, end of year	$175,497	$80,021

Cash Paid For:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Cash Flow Information:
Conversion of debt	$15,000	$-

The accompanying notes are an integral part of these financial statements.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2020 or 201 The Company had cash and cash equivalents of $175,497 and $80,021 at December 31, 2020 or 2019, respectively.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2020 or 2019.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASU 2018-07, Improvements to non-employees share based accounting (Topic 718). ASU 2018-07 establishes that equity-based payment transactions with nonemployees indicates that the measurement objective for equity instruments awarded to employees is to estimate at the grant date the fair value of the equity instruments the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The Topic also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in a share-based payment transaction with employees. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. The Company has no dilutive shares as of December 31, 2020 and 2019.

Recently issued accounting pronouncements

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after January 1, 2023, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements. The Company has adopted this accounting standard update with no material impact to the financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $1,137,865 during the year ended December 31, 2020 and had a net loss of $2,910,890 for year ended December 31, 2020, which consisted of a $2,765,250 non-cash expense for the issuance of preferred stock and $94,992 for other stock-based compensation. The Company has an accumulated deficit of $3,333,402 as of December 31, 2020. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. Management anticipates a total capital raise of $900,000 over the course of the following four consecutive quarters in connection with its Regulation A offering; provided, however, that the Company will require a minimum of $100,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – LOANS PAYABLE

On October 11, 2017, the Company received a $1,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

On June 29, 2020, the Company received a $10,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On June 2, 2020, the Company issued a convertible note payable to a third party for $10,000. The note is unsecured, non-interest bearing and is due and payable in six months. If the loan is not repaid by the due date it can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 13,500 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years. The note was fully converted to 40,000 shares of common stock as of December 31, 2020.

On June 12, 2020, the Company issued a convertible note payable to a third party for $5,000. The note is unsecured, non-interest bearing and is due and payable in six months. If the loan is not repaid by the due date it can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 6,667 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years. The note was fully converted to 20,000 shares of common stock as of December 31, 2020.

During July and August 2020, the Company issued a convertible notes payable to third parties for a total of $14,500. The notes are all unsecured, non-interest bearing and due and payable in six months. If the loans are not repaid by the due date they can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 20,669 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years. These notes are shown net of $1,150 of debt discount.

On November 19, 2020, the Company issued a convertible note payable to a third party for $30,000. The note is unsecured, bears interest at 10% and matures on May 13, 2021. If the loan is not repaid by the due date it can be converted into shares of common stock at $0.15 per share. The Company calculates a beneficial conversion feature on the loan of $20,000, recorded as a debt discount and credited to additional paid in capital. As of December 31, 2020, $5,000 of the discount has been amortized to interest expense.

NOTE 6 – RELATED PARTY TRANSACTIONS

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. As of December 31, 2020 and 2019, the balance due to Ms. Palumbo for cash advances is $23,443 and $9,498, respectively. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

NOTE 6 – RELATED PARTY TRANSACTIONS (CONTINUED)

During the years ended December 31, 2020 and 2019, the Company paid sales commissions of $12,900 and $25,562, respectively, to EME Ltd.

During the years ended December 31, 2020 and 2019, respectively, the Company incurred $0 and $6,400 of expense for Matthew Palumbo for product design services. Matthew Palumbo is the son of Mark Palumbo, CEO.

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

NOTE 7 – COMMON STOCK

Pursuant to the terms of the licensing agreement with Mark Palumbo (Note 6) the Company issued 5,000,000 shares of common stock. The shares were valued at $0.03, the average price that common stock has recently been sold for, for total non-cash expense of $150,000.

During year ended December 31, 2019, the Company granted 175,000 shares of common stock for services. The shares were valued at $0.25 for total non-cash expense of $43,750.

During the year ended December 31, 2019, the Company sold 850,000 shares of common stock for total cash proceeds of $150,000.

During year ended December 31, 2020, the Company granted 280,000 shares of common stock for services. The shares were valued at $0.25 for total non-cash expense of $70,000.

During year ended December 31, 2020, note holders converted $15,000 for 60,000 shares of common stock.

NOTE 8 – PREFERRED STOCK

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

December 31, 2020

NOTE 9 – WARRANTS

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

During the year ended December 31, 2020, the Company issued 40,836 warrants in conjunction with the issuance of convertible promissory notes (Note 5). The warrants have an exercise price of $0.50 and expire in five years. Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $6,212, accounted for in additional paid in capital.

The Black Scholes pricing model was used to estimate the fair value of the warrants issued with the following inputs:

Warrants	40,836
Share price	$0.25
Exercise Price	$0.25
Term	5 years
Volatility	103.5 – 111.89%
Risk Free Interest Rate	0.22 - 1.88%
Dividend rate	-

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

Activity for year ended December 31, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	-	-	-
Granted	150,836	$0.25	7.97	$-
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2020	150,836	$0.25	7.97	$-
Exercisable at December 31, 2020	91,000	$0.25	7.97	$-

Range of Exercise Prices	Number Outstanding 12/31/2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	150,836	7.97 years	$0.25

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

NOTE 10 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31:

	2020	2019
Federal income tax benefit attributable to:
Current operations	$611,300	$93,000
Less: valuation allowance	(611,300)	(93,000)
Net provision for Federal income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2020	2019
Deferred Tax Assets:
NOL Carryover	$700,000	$88,700
Less valuation allowance	(700,000)	(88,700)
Net deferred tax assets	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, note holders converted a total of $14,500 of debt into 58,000 shares of common stock.

Subsequent to December 31, 2020, in connection with its qualified offering under Regulation A, the Company sold 2667 units to 1 investor at a price per unit of $0.75 per unit for aggregate proceeds of $2,000.25. Each unit is comprised of (i) 3 shares of the common stock of the Company and (ii) 1 warrant entitling the holder rights to purchase 1 share of the common stock of the Company at an exercise price equal to $0.50 for a period of 5 years from the date of issuance.

Subsequent to December 31, 2020, the Company entered into an agreement with an independent consultant pursuant to which the consultant was issued 75,000 restricted shares of the common stock of the Company for services, at a cost basis of $0.09 per share, subject to certain conditions regarding vesting.

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the foregoing.

