Form 10-Q
period 2021-03-31
CannAssist International Corp
filed 2021-05-14
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended MARCH 31, 2021

  ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number:  000-55809

CANNASSIST INTERNATIONAL CORP.

 (Exact name of registrant as specified in its charter)

Delaware	82-1873116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

855 SOUTH MISSION AVENUE, SUITE #K400, FALLBROOK CA	92028
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 888-991-2196

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

Securities registered pursuant to Section 12(b) of the Act: None

As of May 14, 2021, the Company had 18,916,001 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASSIST INTERNATIONAL CORP.

CannAssist International Corp.

Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash	$22,406	$175,497
Accounts receivable	192,232	119
Prepaid expenses	544	2,426
Inventory	67,964	79,432

Total assets	$283,146	$257,474

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$176,380	$252,310
Accounts payable – related party	20,370	20,370
Convertible notes payable, net of debt discount of $10,000 and $15,000, respectively	20,000	28,350
Due to a related party	34,902	23,443
Loans payable	11,000	11,000
Total current liabilities	262,652	335,473

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 18,916,001 and 18,775,000 issued and outstanding, respectively	1,892	1,878
Additional paid in capital	3,276,761	3,253,525
Accumulated deficit	(3,258,159)	(3,333,402)
Total Stockholders’ deficit	20,494	(77,999)

Total Liabilities and Stockholders’ Deficit	$283,146	$257,474

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue	$217,973	$210,087
Cost of revenue	9,792	99,005
Gross margin	208,181	111,082

Operating expenses:
General and administrative	82,412	82,377
Commissions – related party	-	4,373
Professional fees	42,370	32,610
Preferred stock issued for change of control	-	2,765,250
Total operating expenses	124,782	2,884,610

Gain (loss) from operations	83,399	(2,773,528)

Other expense:
Interest expense	(8,156)	(1,841)
Total other expense	(8,156)	(1,841)

Loss before provision for income taxes	75,243	(2,775,369)
Provision for income taxes	-	-

Net income (loss)	$75,243	$(2,775,369)

Income (loss) per share, basic and diluted	$0.00	$(0.15)
Weighted average shares outstanding, basic and diluted	18,841,878	18,435,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Changes in Stockholders’ Deficit For the Three Months Ended March 31, 2020 and 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance, December 31, 2019	-	$-	18,435,000	$1,844	$358,317	$(422,512)	$(62,351)
Preferred stock issued for change of control	1,000	-	-	-	2,765,250	-	2,765,250
Net loss	-	-	-	-	-	(2,775,369)	(2,775,369)
Balance, March 31, 2020	1,000	$-	18,435,000	$1,844	$3,123,567	$(3,197,881)	$(72,470)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance, December 31, 2020	1,000	$-	18,775,000	$1,878	$3,253,525	$(3,333,402)	$(77,999)
Common stock issued for services	-	-	75,000	7	6,743	-	6,750
Common stock issued for debt conversion	-	-	58,000	6	14,494	-	14,500
Common stock units sold for cash	-	-	8,001	1	1,999	-	2,000
Net income	-	-	-	-	-	75,243	75,243
Balance, March 31, 2021	1,000	$-	18,916,001	$1,892	$3,276,761	$(3,258,159)	$20,494

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp.

Statements of Cash Flows

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$75,243	$(2,775,369)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Preferred stock issued for change of control	-	2,765,250
Debt discount	6,150	-
Common stock issued for services	6,750
Changes in Operating Assets and Liabilities:
Accounts receivable	(192,113)	(46,595)
Inventory	11,468	(18,220)
Prepaid expenses and other assets	1,882	3,171
Accounts payable and accrued liabilities	(75,930)	42,428
Customer deposits	-	(31,260)
Net cash used by operating activities	(166,550)	(60,595)

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	11,459	223
Proceeds from sale of common stock	2,000
Net cash provided by financing activities	13,459	223

Net decrease in cash	(153,091)	(60,372)
Cash, beginning of period	175,497	80,021
Cash, end of period	$22,406	$19,649

Cash Paid For:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Cash Flow Information:
Conversion of debt	$14,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

MARCH 31, 2021

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $217,973 during the three months ended March 31, 2021 and had net income of $75,243 for three months ended March 31, 2021, while using $166,550 of cash in operating activities. The Company has an accumulated deficit of $3,258,159 as of March 31, 2021. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 4 – LOANS PAYABLE

On October 11, 2017, the Company received a $1,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

On June 29, 2020, the Company received a $10,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During July and August 2020, the Company issued convertible notes payable to third parties for a total of $14,500. The notes are all unsecured, non-interest bearing and due and payable in six months. If the loans are not repaid by the due date they can be converted into shares of common stock at $0.25 per share. In addition, the Company issued warrants to purchase 20,669 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years. All of the notes were fully converted into 58,000 shares of common stock on February 26, 2021.

On November 19, 2020, the Company issued a convertible note payable to a third party for $30,000. The note is unsecured, bears interest at 10% and matures on May 13, 2021. If the loan is not repaid by the due date it can be converted into shares of common stock at $0.15 per share. The Company calculates a beneficial conversion feature on the loan of $20,000, recorded as a debt discount and credited to additional paid in capital. As of March 31, 2021, $10,000 of the discount has been amortized to interest expense.

NOTE 6 – RELATED PARTY TRANSACTIONS

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. As of March 31, 2021 and December 31, 2020, the balance due to Ms. Palumbo for cash advances is $34,902 and $23,443, respectively. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

During the three months ended March 31, 2021 and 2020, the Company paid sales commissions of $0 and $4,373, respectively, to EME Ltd.

NOTE 7 – COMMON STOCK

On February 8, 2021, the Company entered into an agreement with an independent consultant pursuant to which the consultant was issued 75,000 restricted shares of the common stock of the Company for services, at a cost basis of $0.09 per share, for total non-cash expense of $6,750.

On February 24, 2021, in connection with its qualified offering under Regulation A, the Company sold 2667 units to one investor at a price per unit of $0.75 per unit for aggregate proceeds of $2,000.25. Each unit is comprised of (i) 3 shares of the common stock of the Company and (ii) 1 warrant entitling the holder rights to purchase 1 share of the common stock.

During three months ended March 31, 2021, note holders converted $14,500 for 58,000 shares of common stock.

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 9 – WARRANTS

On February 24, 2021, the Company sold 2667 units to one investor at a price per unit of $0.75 per unit for aggregate proceeds of $2,000.25. Each unit is comprised of (i) 3 shares of the common stock of the Company and (ii) 1 warrant entitling the holder rights to purchase 1 share of the common stock of the Company at an exercise price equal to $0.50 for a period of 5 years from the date of issuance. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The warrants were fair valued at $465. The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	2,667
Share price	$0.25
Exercise Price	$0.50
Term	5 years
Volatility	109.15%
Risk Free Interest Rate	.62%
Dividend rate	-

CANNASSIST INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 9 – WARRANTS (CONTINUED)

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

Activity for three months ended March 31, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	-	-	-
Granted	150,836	$0.25	7.97	$-
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2020	150,836	$0.25	7.97	$-
Granted	2,667	$0.25	5.00	$-
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at March 31, 2021	153,503	$0.25	7.67	$-
Exercisable at March 31, 2021	153,503	$0.25	7.67	$-

Range of Exercise Prices	Number Outstanding 3/31/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	153,503	7.67 years	$0.25

NOTE 11 – SUBSEQUENT EVENTS

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

Results of Operation for the Three Months Ended March 31, 2021 and 2020

Revenues

For the three months ended March 31, 2021, the Company had revenues of $217,973, and costs of revenue of $9,792. In comparison, for the three months ended March 31, 2020, the Company had revenues of $210,087, and costs of revenue of $99,005. The increase in revenue is not material for the purposes of comparison.

For the three months ended March 31, 2021, the Company had a gross margin of $208,181. In comparison, the three months ended March 31, 2020, the Company had a gross margin of $111,082. The increase in gross margin is a result of the decrease in cost of revenue.

General and administrative expenses

General and administrative expenses were $82,412 for the three months ended March 31, 2021 compared to $82,377 for the three months ended March 31, 2020. The increase in general and administrative expenses is not material for the purposes of comparison.

Commissions

Commission expense was $0 for the three months ended March 31, 2021 compared to $4,373 for the three months ended March 31, 2020. Commission expense was paid to EME, LLC, a related party.

Professional fees

Professional fees were $42,370 for the three months ended March 31, 2021 compared to $32,610 for the three months ended March 31, 2020. Professional fees consist of audit, accounting and legal fees. The increase in professional fees are the result of increased fees related to becoming a public company.

Preferred Stock

Preferred Stock expense was $0 for the three months ended March 31, 2021 compared to $2,765,250 for the three months ended March 31, 2020. The preferred stock was issued to Mark Palumbo, a related party, and was a one-time expense.

Net Loss

For the three months ended March 31, 2021, we realized net income of $75,243 as compared to a net loss of $2,775,369 for three months ended March 31, 2020. The decrease in net loss in the current period is primarily due to fact that the expense incurred in connection with the issuance of preferred stock in 2020 was a one-time expense.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $217,973 during the three months ended March 31, 2021 and had a net income of $75,243 for the three months ended March 31, 2021. The Company has an accumulated deficit of $3,258,159 as of March 31, 2021. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an additional capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $166,550 of cash from operations for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2021 was $13,459.

As of March 31, 2021, the Company had $22,406 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2021.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2021, the Company issued a total of 58,000 shares of its restricted common stock, at a conversion price of $0.25 per share, to 10 investors in connection with the conversion of convertible promissory notes with an aggregate principal amount of $14,500 bearing an interest rate of 0% per annum. The shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

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

CANNASSIST INTERNATIONAL CORPORATION

Dated: May 14, 2021	By: /s/ Mark Palumbo Mark Palumbo Chief Executive Officer

By: /s/ Mark Palumbo Mark Palumbo Chief Financial Officer

