Form 10-Q
period 2021-06-30
CannAssist International Corp
filed 2021-08-23
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended JUNE 30, 2021

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

As of August 20, 2021, the Company had 11,416,001 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASSIST INTERNATIONAL CORP.

CannAssist International Corp. Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash	$17,484	$175,497
Accounts receivable	77,476	119
Prepaid expenses	8,550	2,426
Inventory	67,362	79,432

Total assets	$170,872	$257,474

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$204,474	$252,310
Accounts payable – related party	20,370	20,370
Convertible notes payable, net of debt discount of $0 and $15,000, respectively	30,000	28,350
Due to a related party	39,031	23,443
Loans payable	11,000	11,000
Total current liabilities	304,875	335,473

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 18,916,001 and 18,775,000 issued and outstanding, respectively	1,892	1,878
Additional paid in capital	3,276,761	3,253,525
Accumulated deficit	(3,412,656)	(3,333,402)
Total Stockholders’ deficit	(134,003)	(77,999)

Total Liabilities and Stockholders’ Deficit	$170,872	$257,474

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$245,488	$59,825	$463,461	$269,912
Cost of revenue	137,548	44,593	295,341	143,598
Gross margin	107,940	15,232	168,120	126,314

Operating expenses:
General and administrative	63,465	72,046	145,877	154,423
General and administrative– related party	-	-	-	-
Commissions – related party	-	-	-	4,373
Professional fees	37,690	24,240	80,060	56,850
Preferred stock issued for change of control	-	-	-	2,765,250
Total operating expenses	101,155	96,286	225,937	2,980,896

Income (loss) from operations	6,785	(81,054)	(57,817)	(2,854,582)

Other expense:
Interest expense	(13,281)	(2,516)	(21,437)	(4,357)
Total other expense	(13,281)	(2,516)	(21,437)	(4,357)

Loss before provision for income taxes	(6,496)	(83,570)	(79,254)	(2,858,939)
Provision for income taxes	-	-	-	-

Net loss	$(6,496)	$(83,570)	$(79,254)	$(2,858,939)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.16)
Weighted average shares outstanding, basic and diluted	18,916,001	18,435,000	18,879,144	18,435,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Changes in Stockholders’ Deficit For the Three and Six Months Ended June 30, 2020 and 2021 (Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance, December 31, 2019	-	$-	18,435,000	$1,844	$358,317	$(422,512)	$(62,351)
Preferred stock issued for change of control	1,000	-	-	-	2,765,250	-	2,765,250
Net loss	-	-	-	-	-	(2,775,369)	(2,775,369)
Balance, March 31, 2020	1,000	-	18,435,000	1,844	3,123,567	(3,197,881)	(72,470)
Warrants issued			-	-	9,022	-	9,022
Net loss	-	-	-	-	-	(83,570)	(83,570)
Balance, June 30, 2020	1,000	$-	18,435,000	$1,844	$3,132,589	$(3,281,451)	$(147,018)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance, December 31, 2020	1,000	$-	18,775,000	$1,878	$3,253,525	$(3,333,402)	$(77,999)
Common stock issued for services	-	-	75,000	7	6,743	-	6,750
Common stock issued for debt conversion	-	-	58,000	6	14,494	-	14,500
Common stock units sold for cash	-	-	8,001	1	1,999	-	2,000
Net income	-	-	-	-	-	(72,758)	(72,758)
Balance, March 31, 2021	1,000	-	18,916,001	1,892	3,276,761	(3,406,160)	(127,507)
Net loss	-	-	-	-	-	(6,496)	(6,496)
Balance, June 30, 2021	1,000	$-	18,916,001	$1,892	$3,276,761	$(3,412,656)	$(134,003)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(79,254)	$(2,858,939)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Preferred stock issued for change of control	-	2,765,250
Warrant expense		6,260
Debt discount	16,150	-
Common stock issued for services	6,750	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(77,358)	(429)
Inventory	12,070	(25,597)
Prepaid expenses and other assets	(6,124)	(2,045)
Accounts payable and accrued liabilities	(47,835)	75,484
Customer deposits	-	(54,660)
Net cash used by operating activities	(175,601)	(94,676)

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	15,588	12,852
Repayment of related party loans	-	(5,510)
Proceeds from loans payable	-	10,000
Proceeds from convertible loans payable	-	15,000
Proceeds from sale of common stock	2,000	-
Net cash provided by financing activities	17,588	32,342

Net decrease in cash	(158,013)	(62,334)
Cash, beginning of period	175,497	80,021
Cash, end of period	$17,484	$17,687

Cash Paid For:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Cash Flow Information:
Conversion of debt	$14,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNASSIST INTERNATIONAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $463,461 during the six months ended June 30, 2021 and had a net loss of $79,254 for six months ended June 30, 2021, while using $175,601 of cash in operating activities. The Company has an accumulated deficit of $3,412,656 as of June 30, 2021. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On November 19, 2020, the Company issued a convertible note payable to a third party for $30,000. The note is unsecured, bears interest at 10% and matures on May 13, 2021. If the loan is not repaid by the due date it can be converted into shares of common stock at $0.15 per share. The Company calculates a beneficial conversion feature on the loan of $20,000, recorded as a debt discount and credited to additional paid in capital. As of June 30, 2021, all of the discount has been amortized to interest expense.

NOTE 6 – RELATED PARTY TRANSACTIONS

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. As of June 30, 2021 and December 31, 2020, the balance due to Ms. Palumbo for cash advances is $39,030 and $23,443, respectively. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

During the six months ended June 30, 2021 and 2020, the Company paid sales commissions of $0 and $4,373, respectively, to EME Ltd.

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

During six months ended June 30, 2021, note holders converted $14,500 for 58,000 shares of common stock.

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

Warrants	2,667
Share price	$0.25
Exercise Price	$0.50
Term	5 years
Volatility	109.15%
Risk Free Interest Rate	.62%
Dividend rate	-

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

Activity for six months ended June 30, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	-	-	-
Granted	150,836	$0.25	7.97	$-
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2020	150,836	$0.25	7.97	$-
Granted	2,667	$0.25	5.00	$-
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at June 30, 2021	153,503	$0.25	7.42	$-
Exercisable at June 30, 2021	153,503	$0.25	7.42	$-

Range of Exercise Prices	Number Outstanding 6/30/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	153,503	7.42 years	$0.25

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has the following material subsequent events to disclose in these financial statements.

On July 1, 2021, Mark Palumbo, an officer and director of CannAssist International Corp. (the “Company”), and Forty 7 Select Holdings LLC, an entity controlled by Greg Shockey (who was an existing shareholder of the Company), entered into an agreement pursuant to which Mark Palumbo transferred all of his 1,000 shares of Series A Preferred Stock (representing 100% of the Company’s issued and outstanding Series A Preferred Stock), of the Company to Forty 7 Select Holdings LLC in a private transaction. The Series A Preferred Stock provides the holder thereof the right to vote 60% of the Company’s voting shares on any and all shareholder matters and thereby constituted a change of control of the Company. Further, Mark Palumbo contributed 7,500,000 shares of common stock held by him to the treasury of the Company for cancellation at no cost (the “Contribution”).

Effective as of July 23, 2021, Forty 7 Select Holdings LLC, the majority shareholder of the Company, and Jonathan Sweetser entered into a Change-in-Control Agreement pursuant to which Forty 7 Select Holdings LLC shall transfer all of its 1,000 shares of Series A Preferred Stock (representing 100% of the issued and outstanding Series A Preferred Stock), of the Company to Jonathan Sweetser at Closing in a private transaction (the “Change-in-Control”). The Closing of the Change-in-Control shall occur concurrently with the Closing of the Technology License Agreement and the Spin-Off Agreement (as described herein). The Series A Preferred Stock provides the holder thereof the right to vote 60% of the Company’s voting shares on any and all shareholder matters and thereby constituted a change of control of the Company.

Effective as of July 23, 2021, the Company entered into a Technology License Agreement with Phitech Management, LLC, an entity controlled by Jonathan Sweetser (“Licensor”), whereby, at Closing to use, market, promote and distribute certain technology related to Electronic Sports Gaming, related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement). At Closing, Jonathan Sweetser, an affiliate of the Licensor of the Technology, shall be appointed as an officer and director of the Company and the current officers and directors of the Company shall resign.

Effective as of July 23, 2021, the Company and Mark Palumbo entered into an agreement (the “Spin-Off Agreement”) whereby, at the Closing the Company shall transfer 100% of the issued and outstanding membership units of Xceptor LLC, an entity that was a wholly-owned subsidiary of the Company, to Mark Palumbo for nominal consideration as a condition of the Change-in-Control (the “Spin-Off”). Furthermore, at the Closing, that certain Technology License Agreement entered into by and between the Company and Mark Palumbo dated April 29, 2019 (the “Palumbo License Agreement”) shall be terminated and the Company shall assign all rights to the underlying Intellectual Property (as defined in the Palumbo License Agreement) to Mark Palumbo.

On July 24, 2021, the Company received the approval, via a written consent in lieu of a meeting of stockholders, of stockholders holding a majority of our outstanding voting stock, representing approximately 60% of our outstanding voting shares (the “Consenting Stockholders”), approving an amendment to our Certificate of Incorporation, as amended, to effect a change in the Company’s name from “CannAssist International Corp.” to “The Electronic Servitor Publication Network, Inc.” (the “Name Change”) conditioned upon the Closing of the Change-in-Control.

After the Change-in-Control, and related transactions, the business of the Company will change to focus on Electronic Sports Gaming technology and the development of related infrastructure, specifically the development and commercialization of a technology platform specifically designed for the Electronic Sports and Electronic Gaming markets. The platform will provide an omni-channel publishing tool, with talent identity protection and monetization tools provided in line with interaction and media creation services. Further publication and monetization products and services will be developed and acquired to support these efforts.

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

CannAssist currently produces and sells its cannabidiol ("CBD") product, “Cibidinol,” which is formulated based on a process developed by its founder Mark Palumbo. CBD is a non-psychoactive compound found in hemp and cannabis. CannAssist’s initial research and development work, aimed at enhancing the bioavailability of desired molecular structures, resulted in the creation of a line of CBD products, most notably its CBD product, Cibidinol. Cibidinol will be available in a line of consumable and topical products that the Company believes will make enhanced CBD products more available and accessible to consumers.

On July 1, 2021, Mark Palumbo, an officer and director of CannAssist International Corp. (the “Company”), and Forty 7 Select Holdings LLC, an entity controlled by Greg Shockey (who was an existing shareholder of the Company), entered into an agreement pursuant to which Mark Palumbo transferred all of his 1,000 shares of Series A Preferred Stock (representing 100% of the Company’s issued and outstanding Series A Preferred Stock), of the Company to Forty 7 Select Holdings LLC in a private transaction. The Series A Preferred Stock provides the holder thereof the right to vote 60% of the Company’s voting shares on any and all shareholder matters and thereby constituted a change of control of the Company. Further, Mark Palumbo contributed 7,500,000 shares of common stock held by him to the treasury of the Company for cancellation at no cost (the “Contribution”).

Effective as of July 23, 2021, Forty 7 Select Holdings LLC, the majority shareholder of the Company, and Jonathan Sweetser entered into a Change-in-Control Agreement pursuant to which Forty 7 Select Holdings LLC shall transfer all of its 1,000 shares of Series A Preferred Stock (representing 100% of the issued and outstanding Series A Preferred Stock), of CannAssist International Corp. (the “Company”) to Jonathan Sweetser at Closing in a private transaction (the “Change-in-Control”). The Closing of the Change-in-Control shall occur concurrently with the Closing of the Technology License Agreement and the Spin-Off Agreement (as described herein). The Series A Preferred Stock provides the holder thereof the right to vote 60% of the Company’s voting shares on any and all shareholder matters and thereby constituted a change of control of the Company.

Effective as of July 23, 2021, CannAssist International Corp. (the “Company”) entered into a Technology License Agreement with Phitech Management, LLC, an entity controlled by Jonathan Sweetser (“Licensor”), whereby, at Closing (as defined in the Technology Licensing Agreement attached as an exhibit to the Current Report on Form 8-K filed on July 28, 2021 and incorporated by reference), the Licensor shall grant to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to Electronic Sports Gaming, related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement). At Closing, Jonathan Sweetser, an affiliate of the Licensor of the Technology, shall be appointed as an officer and director of the Company and the current officers and directors of the Company shall resign.

Effective as of July 23, 2021, the Company and Mark Palumbo entered into an agreement (the “Spin-Off Agreement”) whereby, at the Closing (as defined in the Spin-Off Agreement attached as an exhibit to the Current Report on Form 8-K filed on July 28, 2021 and incorporated by reference), the Company shall transfer 100% of the issued and outstanding membership units of Xceptor LLC, an entity that was a wholly-owned subsidiary of the Company, to Mark Palumbo for nominal consideration as a condition of the Change-in-Control (the “Spin-Off”). Furthermore, at the Closing, that certain Technology License Agreement entered into by and between the Company and Mark Palumbo dated April 29, 2019 (the “Palumbo License Agreement”) shall be terminated and the Company shall assign all rights to the underlying Intellectual Property (as defined in the Palumbo License Agreement) to Mark Palumbo.

On July 24, 2021, the Company received the approval, via a written consent in lieu of a meeting of stockholders, of stockholders holding a majority of our outstanding voting stock, representing approximately 60% of our outstanding voting shares (the “Consenting Stockholders”), approving an amendment to our Certificate of Incorporation, as amended, to effect a change in the Company’s name from “CannAssist International Corp.” to “The Electronic Servitor Publication Network, Inc.” (the “Name Change”) conditioned upon the Closing of the Change-in-Control (as defined infra).

After the Change-in-Control, and related transactions, the business of the Company will change to focus on Electronic Sports Gaming technology and the development of related infrastructure, specifically the development and commercialization of a technology platform specifically designed for the Electronic Sports and Electronic Gaming markets. The platform will provide an omni-channel publishing tool, with talent identity protection and monetization tools provided in line with interaction and media creation services. Further publication and monetization products and services will be developed and acquired to support these efforts.

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

Results of Operation for the Three Months Ended June 30, 2021 and 2020

Revenues

For the three months ended June 30, 2021, the Company had revenues of $245,488, costs of revenue of $137,548 and a gross margin of$107,940. In comparison, for the three months ended June 30, 2020, the Company had revenues of $59,825, costs of revenue of $44,593 and gross margin of $15,232. The increase in revenue, cost of revenue, and gross margin resulted from changes in general economic conditions.

General and administrative expenses

General and administrative expenses were $63,465 for the three months ended June 30, 2021 compared to $72,046 for the three months ended June 30, 2020 The decrease in general and administrative expenses can be attributed to a decrease in transfer agent fees.

Professional fees

Professional fees were $37,690 for the three months ended June 30, 2021, compared to $24,240 for the three months ended June 30, 2020. Professional fees consist of audit, accounting and legal fees. The fees have increased due to increased legal fees.

Interest expense

Interest expense was $13,281 for the three months ended June 30, 2021, compared to $2,516 for the three months ended June 30, 2020. In the current period we booked $10,000 of debt discount amortization to interest expense.

Net Loss

For the three months ended June 30, 2021, we realized a net loss of $6,496 as compared to a net loss of $83,570 for three months ended June 30, 2020. The increase in net loss in the current period is due to the negative gross margin we incurred and the increase in interest expense.

Results of Operation for the Six Months Ended June 30, 2021 and 2020

Revenues

For the six months ended June 30, 2021, the Company had revenues of $463,461, costs of revenue of $295,341 and a gross margin of $168,120. In comparison, for the six months ended June 30, 2020, the Company had revenues of $269,912, costs of revenue of $143,598 and a gross margin of $126,314. The increase in revenue cost of revenue and gross margin resulted from changes in general economic conditions.

General and administrative expenses

General and administrative expenses were $145,877 for the six months ended June 30, 2021 compared to $154,423 for the six months ended June 30, 2021. The decrease in general and administrative expenses is not material for the purposes of comparison.

Commissions

Commission expense was $0 for the six months ended June 30, 2021, compared to $4,373 for the six months ended June 30, 2020. Commission expense was paid to EME, LLC, a related party

Professional fees

Professional fees were $80,060 for the six months ended June 30, 2021, compared to $56,850 for the six months ended June 30, 2020. Professional fees consist of audit, accounting and legal fees. The fees have increased due to increased legal fees.

Preferred Stock

Preferred Stock expense was $0 for the six months ended June 30, 2021, compared to $2,765,250 for the six months ended June 30, 2020. The preferred stock was issued in the prior period to Mark Palumbo, a related party.

Interest expense

Interest expense was $21,437 for the six months ended June 30, 2021, compared to $4,357 for the six months ended June 30, 2020. In the current period we booked $15,000 of debt discount amortization to interest expense.

Net Loss

For the six months ended June 30, 2021, we realized a net loss of $79,254 as compared to a net loss of $2,858,939 for six months ended June 30, 2020. The decrease in net loss in the current period is primarily due to the expense incurred in connection with the issuance of preferred stock in 2020, which was a one-time expense.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $463,461 during the six months ended June 30, 2021 and had a net loss of $79,254 for the six months ended June 30, 2021. The Company has an accumulated deficit of $3,412,656 as of June 30, 2021. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company used $175,601 of cash from operations for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2021 was $17,588.

As of June 30, 2021, the Company had $17,484 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2021.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no sales of unregistered securities to report that have not been previously included in the Company’s past Quarterly Reports on Form 10-Q.

On July 1, 2021, Mark Palumbo, an officer and director of CannAssist International Corp. (the “Company”), and Forty 7 Select Holdings LLC, an entity controlled by Greg Shockey (who was an existing shareholder of the Company), entered into an agreement pursuant to which Mark Palumbo transferred all of his 1,000 shares of Series A Preferred Stock (representing 100% of the Company’s issued and outstanding Series A Preferred Stock), of the Company to Forty 7 Select Holdings LLC in a private transaction. The Series A Preferred Stock provides the holder thereof the right to vote 60% of the Company’s voting shares on any and all shareholder matters and thereby constituted a change of control of the Company. As a condition of this agreement, Mark Palumbo contributed 7,500,000 shares of common stock held by him to the treasury of the Company for cancellation at no cost (the “Contribution”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Section 906 Certification

Exhibit 101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNASSIST INTERNATIONAL CORPORATION

Dated: August 20, 2021	By: /s/ Mark Palumbo Mark Palumbo Chief Executive Officer

By: /s/ Mark Palumbo Mark Palumbo Chief Financial Officer

