Form 10-Q/A
period 2021-03-31
CannAssist International Corp
filed 2021-08-27
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note: The March 31, 2021 financial statements are being restated to correct the accounting for cost of sales and accounts payable. The Company recognized a large sale in the first quarter but did not recognize the corresponding cost of sales. The corresponding cost of sales should have been recognized in the first quarter.

2

3

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNASSIST INTERNATIONAL CORP.

CannAssist International Corp.

Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash	$22,406	$175,497
Accounts receivable	192,232	119
Prepaid expenses	544	2,426
Inventory	67,964	79,432

Total assets	$283,146	$257,474

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$324,381	$252,310
Accounts payable – related party	20,370	20,370
Convertible notes payable, net of debt discount of $10,000 and $15,000, respectively	20,000	28,350
Due to a related party	34,902	23,443
Loans payable	11,000	11,000
Total current liabilities	410,653	335,473

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 18,916,001 and 18,775,000 issued and outstanding, respectively	1,892	1,878
Additional paid in capital	3,276,761	3,253,525
Accumulated deficit	(3,406,160)	(3,333,402)
Total Stockholders’ deficit	(127,507)	(77,999)

Total Liabilities and Stockholders’ Deficit	$283,146	$257,474

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue	$217,973	$210,087
Cost of revenue	157,793	99,005
Gross margin	60,180	111,082

Operating expenses:
General and administrative	82,412	82,377
Commissions – related party	-	4,373
Professional fees	42,370	32,610
Preferred stock issued for change of control	-	2,765,250
Total operating expenses	124,782	2,884,610

Loss from operations	(64,602)	(2,773,528)

Other expense:
Interest expense	(8,156)	(1,841)
Total other expense	(8,156)	(1,841)

Loss before provision for income taxes	(72,758)	(2,775,369)
Provision for income taxes	-	-

Net loss	$(72,758)	$(2,775,369)

Loss per share, basic and diluted	$(0.00)	$(0.15)
Weighted average shares outstanding, basic and diluted	18,841,878	18,435,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp. Statements of Changes in Stockholders’ Deficit For the Three Months Ended March 31, 2020 and 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance, December 31, 2019	-	$-	18,435,000	$1,844	$358,317	$(422,512)	$(62,351)
Preferred stock issued for change of control	1,000	-	-	-	2,765,250	-	2,765,250
Net loss	-	-	-	-	-	(2,775,369)	(2,775,369)
Balance, March 31, 2020	1,000	$-	18,435,000	$1,844	$3,123,567	$(3,197,881)	$(72,470)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance, December 31, 2020	1,000	$-	18,775,000	$1,878	$3,253,525	$(3,333,402)	$(77,999)
Common stock issued for services	-	-	75,000	7	6,743	-	6,750
Common stock issued for debt conversion	-	-	58,000	6	14,494	-	14,500
Common stock units sold for cash	-	-	8,001	1	1,999	-	2,000
Net loss	-	-	-	-	-	(72,758)	(72,758)
Balance, March 31, 2021	1,000	$-	18,916,001	$1,892	$3,276,761	$(3,406,160)	$(127,507)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CannAssist International Corp.

Statements of Cash Flows

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(72,758)	$(2,775,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for change of control	-	2,765,250
Debt discount	6,150	-
Common stock issued for services	6,750
Changes in Operating Assets and Liabilities:
Accounts receivable	(192,113)	(46,595)
Inventory	11,468	(18,220)
Prepaid expenses and other assets	1,882	3,171
Accounts payable and accrued liabilities	72,071	42,428
Customer deposits	-	(31,260)
Net cash used by operating activities	(166,550)	(60,595)

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	11,459	223
Proceeds from sale of common stock	2,000
Net cash provided by financing activities	13,459	223

Net decrease in cash	(153,091)	(60,372)
Cash, beginning of period	175,497	80,021
Cash, end of period	$22,406	$19,649

Cash Paid For:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Cash Flow Information:
Conversion of debt	$14,500	$-

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $217,973 during the three months ended March 31, 2021 and had a net loss of $72,758 for three months ended March 31, 2021, while using $166,550 of cash in operating activities. The Company has an accumulated deficit of $3,406,160 as of March 31, 2021. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Results of Operation for the Three Months Ended March 31, 2021 and 2020

Revenues

For the three months ended March 31, 2021, the Company had revenues of $217,973, and costs of revenue of $157,793. In comparison, for the three months ended March 31, 2020, the Company had revenues of $210,087, and costs of revenue of $99,005. The increase in revenue is not material for the purposes of comparison.

For the three months ended March 31, 2021, the Company had a gross margin of $60,180. In comparison, the three months ended March 31, 2020, the Company had a gross margin of $111,082. The increase in gross margin is a result of the decrease in cost of revenue.

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

Net Loss

For the three months ended March 31, 2021, we realized a net loss of $72,758 as compared to a net loss of $2,775,369 for three months ended March 31, 2020. The decrease in net loss in the current period is primarily due to fact that the expense incurred in connection with the issuance of preferred stock in 2020 was a one-time expense.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $217,973 during the three months ended March 31, 2021 and had a net loss of $72,758 for the three months ended March 31, 2021. The Company has an accumulated deficit of $3,406,160 as of March 31, 2021. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an additional capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

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

CANNASSIST INTERNATIONAL CORPORATION

Dated: August 27, 2021	By: /s/ Mark Palumbo Mark Palumbo Chief Executive Officer

By: /s/ Mark Palumbo Mark Palumbo Chief Financial Officer

