Form 10-Q
period 2021-09-30
Electronic Servitor Publication Network Inc.
filed 2021-11-15
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2021

  ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number:  000-55809

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

(FORMERLY CANNASSIST INTERNATIONAL CORP.)

 (Exact name of registrant as specified in its charter)

Delaware	82-1873116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 1ST AVE N., STE. 100, MINNEAPOLIS MN	55401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 414-7121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CNSC	OTCQB

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

As of November 15, 2021, the Company had 21,416,001 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash	$51,254	$175,497
Accounts receivable	4,327	119
Prepaid expenses	5,881	2,426
Inventory	65,560	79,432

Total assets	$127,022	$257,474

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$193,883	$252,310
Accounts payable – related party	20,370	20,370
Convertible notes payable, net of debt discount of $0 and $15,000, respectively	-	28,350
Due to a related party	39,230	23,443
Loans payable	1,000	11,000
Total current liabilities	254,483	335,473

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 11,416,001 and 18,775,000 issued and outstanding, respectively	1,142	1,878
Additional paid in capital	3,377,611	3,253,525
Accumulated deficit	(3,506,214)	(3,333,402)
Total Stockholders’ deficit	(127,461)	(77,999)

Total Liabilities and Stockholders’ Deficit	$127,022	$257,474

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC. Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$15,543	$409,138	$479,004	$679,050
Cost of revenue	8,076	273,325	303,417	416,923
Gross margin	7,467	135,813	175,587	262,127

Operating expenses:
General and administrative	62,252	56,112	208,129	210,535
Commissions – related party	-	8,527	-	12,900
Professional fees	33,390	29,600	113,450	86,450
Preferred stock issued for change of control	-	-	-	2,765,250
Total operating expenses	95,642	94,239	321,579	3,075,135

Income (loss) from operations	(88,175)	41,574	(145,992)	(2,813,008)

Other expense:
Interest expense	(5,383)	(2,653)	(26,820)	(7,010)
Total other expense	(5,383)	(2,653)	(26,820)	(7,010)

Loss before provision for income taxes	(93,558)	38,921	(172,812)	(2,820,018)
Provision for income taxes	-	-	-	-

Net loss	$(93,558)	$38,921	$(172,812)	$(2,820,018)

Loss per share, basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.15)
Weighted average shares outstanding, basic and diluted	12,720,349	18,435,000	17,166,768	18,435,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2020 and 2021

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance, December 31, 2019	-	$-	18,435,000	$1,844	$358,317	$(422,512)	$(62,351)
Preferred stock issued for change of control	1,000	-	-	-	2,765,250	-	2,765,250
Net loss	-	-	-	-	-	(2,775,369)	(2,775,369)
Balance, March 31, 2020	1,000	-	18,435,000	1,844	3,123,567	(3,197,881)	(72,470)
Warrants issued	-	-	-	-	9,022	-	9,022
Net loss	-	-	-	-	-	(83,570)	(83,570)
Balance, June 30, 2020	1,000	$-	18,435,000	1,844	3,132,589	(3,281,451)	(147,018)
Warrants issued	-	-	-	-	9,710	-	9,710
Net loss	-	-	-	-	-	38,921	38,921
Balance, September 30, 2020	1,000	$-	18,435,000	$1,844	$3,142,299	$(3,242,530)	$(98,387)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance, December 31, 2020	1,000	$-	18,775,000	$1,878	$3,253,525	$(3,333,402)	$(77,999)
Common stock issued for services	-	-	75,000	7	6,743	-	6,750
Common stock issued for debt conversion	-	-	58,000	6	14,494	-	14,500
Common stock units sold for cash	-	-	8,001	1	1,999	-	2,000
Net income	-	-	-	-	-	(72,758)	(72,758)
Balance, March 31, 2021	1,000	-	18,916,001	1,892	3,276,761	(3,406,160)	(127,507)
Net loss	-	-	-	-	-	(6,496)	(6,496)
Balance, June 30, 2021	1,000	-	18,916,001	1,892	3,276,761	(3,412,656)	(134,003)
Shares cancelled – related party			(7,500,000)	(750)	750	-	-
Contributed capital – related party					100,100		100,100
Net loss	-	-	-	-	-	(93,558)	(93,558)
Balance, September 30, 2021	1,000	$-	11,416,001	$1,142	$3,377,611	$(3,506,214)	$(127,461)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(172,812)	$(2,820,018)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Preferred stock issued for change of control	-	2,765,250
Warrant expense		12,520
Debt discount	16,150	2,763
Common stock issued for services	6,750	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(4,209)	(67,066)
Inventory	13,873	(45,275)
Prepaid expenses and other assets	(3,456)	1,351
Accounts payable and accrued liabilities	(58,427)	129,564
Customer deposits	-	(54,660)
Net cash used by operating activities	(202,131)	(75,571)

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	15,788	18,981
Repayment of related party loans	-	(5,510)
Proceeds from loans payable	-	10,000
Proceeds from convertible loans payable	-	29,500
Repayment of loans payable	(40,000)
Contributed capital – related party	100,100	-
Proceeds from sale of common stock	2,000	-
Net cash provided by financing activities	77,888	52,971

Net decrease in cash	(124,243)	(22,600)
Cash, beginning of period	175,497	80,021
Cash, end of period	$51,254	$57,421

Cash Paid For:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Cash Flow Information:
Conversion of debt	$14,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On July 23, 2021, the Company entered into a Technology License Agreement with Phitech Management, LLC, an entity controlled by Jonathan Sweetser (“Licensor”), whereby, at Closing to use, market, promote and distribute certain technology related to Electronic Sports Gaming, related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement).

On October 9, 2021, the Closing of the Technology License Agreement occurred whereby the Company received the License to the Technology and the Licensor shall be issued 10,000,000 restricted shares of the Company’s common stock, at a cost basis of $0.25 per share (which shall be issued at or around the time FINRA announces the change in the Company’s corporate name and stock trading symbol).

On July 23, 2021, the Company and Mark Palumbo entered into an agreement (the “Spin-Off Agreement”) whereby, at the Closing, the Company shall transfer 100% of the issued and outstanding membership units of Xceptor LLC, an entity that was a wholly-owned subsidiary of the Company, to Mark Palumbo for nominal consideration as a condition of the Change-in-Control (the “Spin-Off”). Furthermore, at the Closing, that certain Technology License Agreement entered into by and between the Company and Mark Palumbo dated April 29, 2019 (the “Palumbo License Agreement”) shall be terminated and the Company shall assign all rights to the underlying Intellectual Property (as defined in the Palumbo License Agreement) to Mark Palumbo.

On October 9, 2021, the Closing of the Spin-Off Agreement occurred whereby 100% of the issued and outstanding membership units of Xceptor LLC was transferred to Mark Palumbo in exchange for nominal consideration and the Palumbo License Agreement was terminated.

On September 28, 2021, the Certificate of Incorporation of the Company was amended to effect a change in the Company’s name from “CannAssist International Corp.” to “The Electronic Servitor Publication Network, Inc.” (the “Name Change”).

Effective October 9, 2021, as a result of the transactions described above, the business of the Company changed to focus on Electronic Sports Gaming technology and the development of related infrastructure, specifically the development and commercialization of a technology platform specifically designed for the Electronic Sports and Electronic Gaming markets. The platform will provide an omni-channel publishing tool, with talent identity protection and monetization tools provided in line with interaction and media creation services. Further publication and monetization products and services will be developed and acquired to support these efforts.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $479,004 during the nine months ended September 30, 2021 and had a net loss of $172,812 for nine months ended September 30, 2021, while using $202,131 of cash in operating activities. The Company has an accumulated deficit of $3,506,214 as of September 30, 2021. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – LOANS PAYABLE

On October 11, 2017, the Company received a $1,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing.

On June 29, 2020, the Company received a $10,000 loan from a third party. The loan is unsecured, due on demand and non-interest bearing. This loan was repaid on July 7, 2021.

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

On November 19, 2020, the Company issued a convertible note payable to a third party for $30,000. The note is unsecured, bears interest at 10% and matures on May 13, 2021. If the loan is not repaid by the due date it can be converted into shares of common stock at $0.15 per share. The Company calculates a beneficial conversion feature on the loan of $20,000, recorded as a debt discount and credited to additional paid in capital. As of September 30, 2021, all of the discount has been amortized to interest expense. This loan was repaid on July 6, 2021.

NOTE 6 – RELATED PARTY TRANSACTIONS

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. As of September 30, 2021 and December 31, 2020, the balance due to Ms. Palumbo for cash advances is $39,230 and $23,443, respectively. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

During the nine months ended September 30, 2021 and 2020, the Company paid sales commissions of $0 and $12,900, respectively, to EME Ltd.

During the nine months ended September 30, 2021, Mark Palumbo, returned 7,500,000 shares of common stock to the Company. The shares were cancelled.

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

During the nine months ended September 30, 2021, note holders converted $14,500 for 58,000 shares of common stock.

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

Warrants	2,667
Share price	$0.25
Exercise Price	$0.50
Term	5 years
Volatility	109.15%
Risk Free Interest Rate	.62%
Dividend rate	-

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

Activity for nine months ended September 30, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	-	-	-
Granted	150,836	$0.25	7.97	$-
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2020	150,836	$0.25	7.97	$-
Granted	2,667	$0.25	5.00	$-
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at September 30, 2021	153,503	$0.25	7.17	$-
Exercisable at September 30, 2021	153,503	$0.25	7.17	$-

Range of Exercise Prices	Number Outstanding 9/30/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	153,503	7.17 years	$0.25

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has the following material subsequent events to disclose in these financial statements.

On October 9, 2021, the Closing of the Technology License Agreement occurred whereby the Company received the License to the Technology (as defined in the Technology License Agreement described infra) and the Licensor shall be issued 10,000,000 restricted shares of the Company’s common stock, at a cost basis of $0.25 per share (which shall be issued at or around the time FINRA announces the change in the Company’s corporate name and stock trading symbol).

On October 9, 2021, the Closing of the Spin-Off Agreement occurred whereby 100% of the issued and outstanding membership units of Xceptor LLC was transferred to Mark Palumbo in exchange for nominal consideration and the Palumbo License Agreement was terminated.

Effective as of October 9, 2021, as a result of the transactions described above, the business of the Company changed to focus on Electronic Sports Gaming technology and the development of related infrastructure, specifically the development and commercialization of a technology platform specifically designed for the Electronic Sports and Electronic Gaming markets. The platform will provide an omni-channel publishing tool, with talent identity protection and monetization tools provided in line with interaction and media creation services. Further publication and monetization products and services will be developed and acquired to support these efforts.

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

Executive Overview

Electronic Servitor Publication Network, Inc. (formerly CannAssist International Corporation) (the "Company") was incorporated on May 17, 2017 under the laws of the State of Delaware. The Company’s corporate offices are located at 400 1st Ave N. Ste. 100, Minneapolis, MN 55401, its telephone phone number is (612) 414-7121 and the URL of its website is https://www.electronicservitor.com/.

As initially reported on the Company’s Current Form 8-K filed on July 28, 2021, CannAssist International Corp. (the “Company”) entered into a Technology License Agreement dated July 23, 2021 (the “License Agreement”) with Phitech Management, LLC, an entity now controlled by Peter Hager (“Licensor”), whereby the Licensor shall grant to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to Electronic Sports Gaming, related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”) at Closing (as defined in the License Agreement, which is incorporated herein by reference). The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement).

On October 9, 2021, the Closing of the Technology License Agreement occurred whereby the Company received the License to the Technology (as defined in the Technology License Agreement described infra) and the Licensor shall be issued 10,000,000 restricted shares of the Company’s common stock, at a cost basis of $0.25 per share (which shall be issued at or around the time FINRA announces the change in the Company’s corporate name and trading symbol).

As initially reported on the Company’s Current Form 8-K filed on July 28, 2021, the Company and Mark Palumbo entered into a Spin-Off Agreement dated July 23, 2021 (the “Spin-Off Agreement”) whereby, at the Closing (as defined in the Spin-Off Agreement, which is incorporated by reference), the Company shall transfer 100% of the issued and outstanding membership units of Xceptor LLC, an entity that was a wholly-owned subsidiary of the Company, to Mark Palumbo for nominal consideration as a condition of the Change-in-Control of the Company (the “Spin-Off”). Furthermore, at the Closing, that certain Technology License Agreement entered into by and between the Company and Mark Palumbo dated April 29, 2019 (the “Palumbo License Agreement”) shall be terminated and the Company shall assign all rights to the underlying Intellectual Property (as defined in the Palumbo License Agreement) to Mark Palumbo.

On October 9, 2021, the Closing of the Spin-Off Agreement occurred whereby 100% of the issued and outstanding membership units of Xceptor LLC was transferred to Mark Palumbo in exchange for nominal consideration and the Palumbo License Agreement was terminated.

Effective on October 9, 2021, as a result of the transactions described above, the business of the Company changed to focus on Electronic Sports Gaming technology and the development of related infrastructure, specifically the development and commercialization of a technology platform specifically designed for the Electronic Sports and Electronic Gaming markets. The platform will provide an omni-channel publishing tool, with talent identity protection and monetization tools provided in line with interaction and media creation services. Further publication and monetization products and services will be developed and acquired to support these efforts.

Prior to its change in business focus which occurred after the end of the period covered by this report, the Company produced and sold the cannabidiol ("CBD") product, “Cibidinol,” which was formulated based on a process developed by its former CEO Mark Palumbo. CBD is a non-psychoactive compound found in hemp. The Company’s initial research and development work, aimed at enhancing the bioavailability of desired molecular structures, resulted in the creation of a line of CBD products, most notably its CBD product, Cibidinol. Cibidinol was available in a line of consumable and topical products that the Company believes will make enhanced CBD products more available and accessible to consumers. The financial results reported in this periodic report reflect the business and operations of the Company’s prior business since the change in business focus occurred after the end of the period covered by this report.

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

Results of Operation for the Three Months Ended September 30, 2021 and 2020

Revenues

For the three months ended September 30, 2021, the Company had revenues of $15,543, cost of revenue of $8,079 and a gross margin of $7,467. In comparison, for the three months ended September 30, 2020, the Company had revenues of $409,138, cost of revenue of $273,325 and a gross margin of $135,813. The decrease in revenue, cost of revenue and gross margin is due to the Company winding down its current operations in conjunction with the change of control.

General and administrative expenses

General and administrative expenses (“G&A”) were $62,252 for the three months ended September 30, 2021 compared to $56,112 for the three months ended September 30, 2020.

Commissions

Commission expense was $0 for the three months ended September 30, 2021 compared to $8,527 for the three months ended September 30, 2020. Commission expense was paid to EME, LLC, a related party, and has decreased in the current period in conjunction with the decrease in sales attributable to customers managed by EME, LLC.

Professional fees

Professional fees were $33,390 for the three months ended September 30, 2021 compared to $29,600 for the three months ended September 30, 2020. Professional fees consist of audit, accounting, consulting and legal fees. The fees have increased with the increase in services required to comply with SEC filing requirements during the relevant periods.

Other expense

For the three months ended September 30, 2021 we incurred $5,383 of credit card interest expense compared to $2,653 for three months ended September 30, 2020.

Net Income

For the three months ended September 30, 2021, we realized a net loss of $93,558 as compared to a net loss of $38,921 for three months ended September 30, 2020. The increase in our net loss is due to the large decrease in revenue.

Results of Operation for the Nine Months Ended September 30, 2021 and 2020

Revenues

For the nine months ended September 30, 2021, the Company had revenues of $479,004, cost of revenue of $303,417 and gross margin of $175,587. In comparison, for the nine months ended September 30, 2020, the Company had revenues of $679,050, cost of revenue of $416,923 and gross margin of $262,127. The decrease in revenue, cost of revenue and gross margin is initially from a change in the demand for our products derived from expanded commercialization of our products, followed by the large decrease in the third quarter due to the change in control.

General and administrative expenses

General and administrative expenses were $208,129 for the nine months ended September 30, 2021 compared to $210,535 for the nine months ended September 30, 2020.

Commissions

Commission expense was $0 for the nine months ended September 30, 2021 compared to $12,900 for the nine months ended September 30, 2020. In the prior period commission expense was paid to EME, LLC, a related party for sales attributable to customers managed by EME, LLC.

Professional fees

Professional fees were $113,450 for the nine months ended September 30, 2021 compared to $86,450 for the nine months ended September 30, 2020. Professional fees consist of audit, accounting, consulting and legal fees. The fees have increased with the increase in services required to comply with SEC filing requirements during the relevant periods.

Other expense

For the nine months ended September 30, 2021 we incurred $26,820 of interest expense compared to $7,010 for nine months ended September 30, 2020. In the current period we incurred additional interest related to the payoff of several loans.

Net Loss

For the nine months ended September 30, 2021, we realized a net loss of $172,812 as compared to net loss of $2,820,018 for the nine months ended September 30, 2020. The decrease in net loss in the current period is primarily due to the expense incurred in connection with the issuance of preferred stock in 2020.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $479,004 for the nine months ended September 30, 2021 and had a net loss of $172,812 for the nine months ended September 30, 2021. The Company has an accumulated deficit of $3,506,214 as of September 30, 2021. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company used $202,131 of cash from operations for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2021 was $77,888.

As of September 30, 2021, the Company had $51,254 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2021.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no sales of unregistered securities to report that have not been previously included in the Company’s past Quarterly Reports on Form 10-Q; provided, however, the Company shall issue 10,000,000 restricted shares of its common stock, at a cost basis of $0.25 per share, pursuant to a Technology License Agreement (which shall be issued at or around the time FINRA announces the change in the Company’s corporate name and trading symbol). The issuance of these shares shall be exempt from registration under Section 4(a)(2)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

Dated: November 15, 2021	By: /s/ Anthony Sanneh
Anthony Sanneh
Chief Executive Officer

By: /s/ Anthony Sanneh
Anthony Sanneh
Chief Financial Officer

