Form 10-Q/A
period 2021-09-30
Electronic Servitor Publication Network Inc.
filed 2021-11-24
CIK 1709542

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

As of November 23, 2021, the Company had 11,416,001 shares of its common stock, par value $.0001 per share, issued and outstanding.

Explanatory Note: This Amendment No. 1 to the Form 10-Q for the period ended September 30, 2021 is being filed to correct a scrivener’s error located on the cover page of the original Form 10-Q that inaccurately stated the number of issued and outstanding shares of the Company’s common stock as of the filing date.

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

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

Dated: November 23, 2021	By: /s/ Anthony Sanneh
Anthony Sanneh
Chief Executive Officer

By: /s/ Anthony Sanneh
Anthony Sanneh
Chief Financial Officer

