Form 10-K
period 2021-12-31
Electronic Servitor Publication Network Inc.
filed 2022-04-12
CIK 1709542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 000-55740

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

(FORMERLY CANNASSIST INTERNATIONAL CORP.)

(Exact name of registrant as specified in its charter)

Delaware	82-1873116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 1ST AVE N., STE. 100

MINNEAPOLIS MN 55401

(Address of principal executive offices)

Issuer’s telephone number: (612) 414-7121

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $3,958,000 based upon the closing price of the registrant’s Common Stock on the OTCQB Venture Market on that date.

At April 11, 2022, there were 21,416,001 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” “our company” and “XESP” refer to Electronic Servitor Publication Network Inc. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

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

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Corporate History and General Information

Electronic Servitor Publication Network Inc. (formerly CannAssist International Corp.) was incorporated on May 17, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company's corporate offices are located at 400 1ST Ave N., Ste. 100, Minneapolis, MN 55401. The Company's email website is www.electronicservitor.com. The Company’s telephone number is (612) 414-7121.

The Company’s common stock trades on the OTCQB Venture Market under the stock ticker symbol XESP.

Background

The Company has only recently emerged from its status as a development-stage company, and it has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Technology License Agreement with Phitech Management, LLC

As initially reported on the Company’s Current Form 8-K filed on July 28, 2021, the Company entered into a Technology License Agreement dated July 23, 2021 (the “License Agreement”) with Phitech Management, LLC, an affiliate of the Company (“Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to Electronic Sports Gaming, related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”) at Closing (as defined in the License Agreement, which is incorporated herein by reference). The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement).

On October 9, 2021, the Closing of the Technology License Agreement (as amended by that certain Bill of Sale and Acknowledgement of Closing of the Technology License Agreement attached as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2022 and incorporated herein by reference) occurred whereby the Licensor was authorized to be issued 10,000,000 restricted shares of the Company’s common stock, at a cost basis of $0.25 per share, and, in exchange, the Company received the License to the Technology.

Spin-Off Agreement

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

On October 9, 2021, the Closing of the Spin-Off Agreement (as amended by that certain Bill of Sale and Acknowledgement of Closing of the Spin-Off Agreement attached as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2022 and incorporated herein by reference) occurred whereby 100% of the issued and outstanding membership units of Xceptor LLC was transferred to Mark Palumbo along with the assets and liabilities associated with the prior business.

Business Overview

The business of the Company focuses on E-Sports Gaming technology and the development of related infrastructure, specifically the development and commercialization of a technology platform specifically designed for the E-Sports and E-Gaming markets. The URL of the Company’s new website that will host the Company’s technology and services will be https://www.electronicservitor.com/. The mission of the Company is to become the premier content management and distribution platform for esports professionals and gamers on a global basis. The platform will provide an omni-channel publishing tool, with talent identity protection and monetization tools provided in line with interaction and media creation services. Further publication and monetization products and services will be developed and acquired to support these efforts. Specifically, the platform will have the following features:

•	A suite of applications for delivering a superior content experience.

•	Platform will support the delivery of real-time content from any entertainment system and the integration of on-device services with cloud-based services through a common interface.

•	The platform will be hardware agnostic and supports automatic OTA updates.

•	API accessible services for syncing content and settings between the native device applications and cloud services.

•	Automated bandwidth throttled service for updating VOD content, software updates, firmware, or any file-based data to protect streaming capacity

•	Live Streaming over IP for IPTV style solutions like Microsoft Mixer and Twitch, Near Live Streaming with dynamic Caching for services like Facebook and YouTube, and VOD assets support for condensed content services like twitter, Instagram, and TikTok.

•	Utilization of outside payment processing services while still anchoring all transitions, whether tied to monetary transactions or not, to a public/private blockchain for 3rd party audit and reporting purposes.

•	Campaign based management of advertising assets, distribution, and reporting across the entirety of the omni-channel distribution network.

Furthermore, the platform will be designed and operated with in line with the following core policies:

•	Management of Content: We intend to maintain the highest levels of content quality and clarity without sacrificing availability and omni-channel distribution opportunities. Each channel will provide separate interaction models and feedback on targeted dashboards without compromising the visibility of a channels total reach and value.

•	Management of Game Experiences: We believe that game experiences can often have a life of their own, circling back on each other in direct relationship to the type of user and the level of engagement experienced across a specific community. The platform will track each game property uniquely for this reason, measuring the impact of each property and platform on target communities and publication avenues.

•	Management of Talent: We believe that talent can maximize current engagements with gaming properties, charities, and publishers while creating new and exciting opportunities to engage with new and unique communities without needing to open themselves up to additional effort or risk. Talent management groups can maximize their talents value without adding to their overall communication or engagement burden.

•	Management of Value: We believe that converting every engagement from a uni-channel to an omni-channel experience without adding to the burden of game properties or talent opens the door to experimental offerings like boutique influence leveraging or line-betting on game experiences.

We believe that the proliferation of gaming platforms and streaming offerings has created a marketplace primarily predicated on commoditizing mass volumes of content. We believe that it has proven extremely difficult to scale for the individuals creating the content since successful monetization in this market requires an unbelievable amount of content creation. We believe that the level and intensity of engagement required to be successful E-Sports and E-Gaming markets have thus far proved too high to warrant sustained investment from talent in other sports and media outlets. This barrier to entry has further compounded the other major market issue esports & e-gaming face: a narrow, if passionate, customer base. The sport’s ability to draw large crowds has been largely published, but we believe that it still suffers from creating a product that can be easily consumed by the larger consumer base.

We believe that talent and talent representatives need new ways to maximize the value of their engagements and efforts and that the rapidity and scale of the growth of E-Sports and E-Gaming has left talent and the representatives scrambling for ways to catch up. We believe that Game publishers and content publishers are looking for ways to create in-line monetization opportunities and expand the reach of their content, gaming properties, and their connected talent pools. Given these needs, we believe that our platform will enable users to meet these needs.

Plan of Operation and Presence in the Market

The Company has developed a technology platform that is specifically designed for esports professionals and gamers. The platform’s functionality will allow its publishing users with omni-channel and technology agnostic streaming functionality so that users can better engage with their audiences on a global level. The platform will also provide in depth engagement analytics. We believe that many esports professionals find it very difficult to showcase their talents while managing the distribution aspects of their careers. The platform will provide these individuals with an easy-to-use solution. The platform will also have content that provides news and information about esports.

The Company plans to generate its profits via several revenue streams. The business, on all channels, will receive a percentage of revenues that are generated from advertising and sponsorship-based income. The Company will also form relationships with all major payment gateways where viewers will often provide fees to esports professionals in order to support them (for regular play and tournament play). The business will also receive a percentage of these transactions as well (which will be seamlessly integrated via API functionality on the Electronic Servitor Publication Network platform). Moving forward, the business will implement new solutions that will generate recurring streams of revenue for the business on a monthly basis.

Over the next five years, the Company will continue to expand its operations via several different facets of operation. Foremost, the Company will continue to expand its relationships with major esports professionals to ensure that the business has substantial access to top-tier talent. The Company plans to maintain fiscally sound operating protocols and procedures, recruit up-and-coming as well as well-known esports professionals (among a number of gaming genres) in order to provide the Company’s services to a broad spectrum of viewers on a worldwide basis, make continued reinvestments into the Company’s technological infrastructure to ensure smooth streaming at all times and develop the Company as a wealth and income creating vehicle for the Company’s Investors, Management, and other Financial Partners. We plan to grow our business through the following avenues:

•	Continued development of relationships with major sports professionals that will have their content managed through the system.

•	Integration of subscription-based programs that will provide recurring streams of revenue on a monthly basis.

•	Continued expansion and promotion among numerous online marketing channels.

•	Acquisition of additional rounds of capital in order to further fuel the growth of the business.

The Company will also continually expand its technological infrastructure so that higher resolution video streaming can be offered as 5G transmission and 4K resolution become the new standard over the next five years. The new management of the Company will make ongoing and sustained investments into the marketing infrastructure in order to ensure that the business can have millions of active users.

We believe that we will be able to maintain successful business operations because of the following:

•	Once established, we believe that demand among an audience will continue in perpetuity given the rapidly growing popularity of esports.

•	We will have low operating and overhead costs as a function of revenues.

•	Our revenues will be relatively immune from negative changes in the economy.

•	We will enable the integration of global API libraries will allow for the rapid growth of Electronic Servitor Publication Network’s technology and platform.

E-Sports Gaming Market

The business of providing specialized publishing management and streamed content with the ability to generate revenue from numerous centers is a complicated business that has many operating facets. Typically, we believe that entertainment media content is immune from general changes in the economy, as the low pricing point allows most people to afford programming in any economic climate.

Currently, the economic climate is uncertain. The pandemic stemming from the Covid-19 pandemic has created a substantial amount of turmoil within the capital markets. It is expected that a prolonged economic recession will occur given that numerous businesses are being forced to remain closed for an indefinite period of time (while concurrently having their respective employees remain at home). However, the central banks around the world have taken aggressive steps in order to ensure the free flow of capital into financial institutions. This is expected to greatly blunt the economic issues that will arise from this public health matter.

It should be noted that we believe that this global health issue will not impact the revenues of Electronic Servitor Publication Network. As more people are at home, the demand for live-streamed esports focused content has increased drastically. We believe that the business, through these operations, will be able to remain profitable and cash flow positive at all times.

With the rapid expansion of the number of people that enjoy video gaming (especially online gaming where players interact), the demand for new platforms has skyrocketed over the past ten years. Globally, more than $140 billion is spent each year on video games (among all devices and including subscription-based platforms). The industry has doubled over the past five years as more people use their mobile devices to play video games.

We believe that the fastest and largest growing segment of the video game industry is via mobile systems. Nearly $49 billion is spent each year on mobile games. The predicted compounded annual growth rate of the industry is expected to remain around 3% for the next five years. By 2024, mobile gaming revenues are expected to reach $56 billion. Currently, 51% of all video game revenues (on a global basis) are generated from mobile games (although it makes up 32% of game platform usage).

Specific for esports entertainment, this industry currently generates $1 billion per year on a global basis. This represents a 14% increase from 2019 to 2020 figures. A substantial portion of this growth has been attributed to the COVID-19 pandemic given that people have remained at home and gaming is a popular pastime. Over the next three years, the industry is expected to generate global revenues of $1.6 billion.

* All statistics and market information were obtained through IBISWorld and Statista.

Customer Profile

Below is an overview of the demographics of potential users of our platform:

•	Current market is predominately male, our targets will be to extend this to a larger female demographic with an initial market emphasis on underserved markets in Latin America.

•	Between the ages of 13 to 35

•	Annual household income of $35,000+

•	Has an immense interest in e-sports and gaming

•	Has access to high-speed interest and 4G cell phone technology

In the United States alone, there are now 25.7 million eSports viewers. Viewership is expected to increase to 43 million people by 2023.

Marketing and Sales Strategy

We plan to maintain strong connections with well-known esports professionals that will use our platform for their content publishing, streaming, and charitable operations. We will develop and expand an expansive marketing apparatus that targets people that have an extensive interest in esports and gaming. We also plan to maintain an expansive presence on social media so that specific content can be promoted among highly targeted demographics (which will further drive interest in our platform as a whole).

Management will use both traditional and experimental forms of marketing to inform interested parties about the Company’s highly unique platform. The Company will hire a qualified advertising and public relations firm that will properly position our brand name within this competitive market. While this may contribute to higher upfront marketing costs, we feel that this will be a strong investment given that they will be able to create brand awareness quickly (especially among esports professionals and their mangers that will want to use the platform to generate revenue).

Beyond using a qualified marketing firm, the business will have its own in-house marketing manager aggressively use social media to promote the operations (including proprietary content).

A major component of the Company’s online marketing will be focused on social media. Management intends to develop strong relationships esports professionals and commentators that are considered social media influencers that will promote our brand name and operations. We believe that this is a very high impact and low cost method of creating excitement about our platform and its unique service proposition (for esports professionals and viewing users). These agreements will vary in cost as it relates to how many followers and subscribers these individuals have on their respective platforms. This method of marketing will drastically boost the visibility of the platform from the onset of operations.

It should be noted that esports professionals are expected to receive a majority of their fees from payments from viewers. This will allow the Company to operate with a highly cost-effective method of carrying out proprietary advertising and marketing.

As it relates to traditional advertising, Management expects that the Company's retained marketing firm will place print advertisements in major media industry focused publications. Print advertisements will be mirrored among these publications’ online operations.

Competition

At this time, there is no known platform and technology suite that operates in a similar capacity to that of our platform (provided, however, some technology services providers such as Twitch operate as content delivery systems in the E-Sports market). However, the business could face competition from major streaming services that could replicate the platform for their audiences. As such, it is imperative that the business launch an immense marketing campaign in order to effectively brand our platform as the pioneer in this field.

Suppliers, Distributors and Other Strategic Partners

We currently license our technology from PhiTech Management LLC, an entity which is an affiliate of the Company.

Employees

The Company currently has 2 employees.

Property

The Company’s corporate offices are located at 400 1st Ave N., Ste. 100, Minneapolis MN 55401.

Intellectual Property

As initially reported on the Company’s Current Form 8-K filed on July 28, 2021, the Company entered into a Technology License Agreement dated July 23, 2021 (the “License Agreement”) with Phitech Management, LLC, an affiliate of the Company (“Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to Electronic Sports Gaming, related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”) at Closing (as defined in the License Agreement, which is incorporated herein by reference). The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement).

In addition to the License described above, the Company will use, or intends to employ in the performance of its material contracts, intellectual property rights in relation to the design and development of its E-Sports technology. The Company’s intellectual property rights can be categorized broadly as proprietary know-how, technical databases and trade secrets, comprising concept designs, and economic models.

The Company may apply for patents for components of its intellectual property for its platform and other technologies. The Company cannot assure that any patents we seek will be granted.

The Company’s intellectual property has been developed by its employees and is protected under employee agreements confirming that the rights in the inventions and developments made by the employees are its property. Confidential information is protected by nondisclosure agreements that the Company entered into with our prospective partners or other third parties with which we do business.

The Company has not received any notification from third parties that its processes or designs infringe any third-party rights, and it is not aware of any valid and enforceable third-party intellectual property rights that infringe its intellectual property rights.

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

Legal Matters

On November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the Company’s former executive officers (collectively, the “Defendants”). The Plaintiff and the Company (as CannAssist International Corp.) entered into a Consulting Agreement dated November 20, 2020 (the “Consulting Agreement”), pursuant to which Plaintiff was engaged to provide certain sales and marketing services to the Company. As a condition of this Consulting Agreement, Plaintiff was paid a monthly fee and was granted restricted shares of the common stock of the Company that were subject to certain vesting conditions tied to Plaintiff’s service under the Consulting Agreement. The Consulting Agreement also contained provisions that enabled the Company to terminate the Consulting Agreement without cause after 10 days’ written notice. In September 2021, the Company exercised its right to terminate the Consulting Agreement because management of the Company at the time of termination was dissatisfied with the quality of Plaintiff’s services under the Consulting Agreement. Specifically, management of the Company at the time of termination received complaints from third-parties that Plaintiff behaved inappropriately in meetings where Plaintiff made presentations to potential clients and vendors on behalf of the Company. In contrast, Plaintiff alleges, among other things, that the Defendants improperly misclassified Plaintiff as an independent contractor, that certain of the Company’s former executive officers committed sexual harassment and defamation and that Defendants unlawfully terminated Plaintiff. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Other than as described above, we know of no other material, existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation. Other than as described above, we know of no other proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

THE COMPANY

Corporate History and General Information

Electronic Servitor Publication Network Inc. (formerly CannAssist International Corp.) was incorporated on May 17, 2017 under the laws of the State of Delaware. The Company's corporate offices are located at 400 1ST Ave N., Ste. 100, Minneapolis, MN 55401. The Company's email website is www.electronicservitor.com. The Company’s telephone number is (612) 414-7121. The Company’s common stock trades on the OTCQB Venture Market under the stock ticker symbol XESP.

Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

Change-in-Control and Corporate Name Change

On July 1, 2021, Mark Palumbo, an officer and director of the Company, and Forty 7 Select Holdings LLC, an entity controlled by an existing shareholder of the Company, entered into an agreement pursuant to which Mark Palumbo transferred all of his 1,000 shares of Series A Preferred Stock (representing 100% of the Company’s issued and outstanding Series A Preferred Stock), of the Company to Forty 7 Select Holdings LLC in a private transaction. The Series A Preferred Stock provides the holder thereof the right to vote 60% of the Company’s voting shares on any and all shareholder matters and thereby constituted a change of control of the Company. Further, Mark Palumbo contributed 7,500,000 shares of common stock then held by him to the treasury of the Company for cancellation at no cost (the “Contribution”).

In connection with the change in control, the shareholders of the Company holding a majority of its voting stock and its board of directors approved the change of the Company’s name from CannAssist International Corp. to Electronic Servitor Publication Network Inc.

Technology License Agreement with Phitech Management, LLC

As initially reported on the Company’s Current Form 8-K filed on July 28, 2021, the Company entered into a Technology License Agreement dated July 23, 2021 (the “License Agreement”) with Phitech Management, LLC, an affiliate of the Company (“Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to Electronic Sports Gaming, related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”) at Closing (as defined in the License Agreement, which is incorporated herein by reference). The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement).

On October 9, 2021, the Closing of the Technology License Agreement (as amended by that certain Bill of Sale and Acknowledgement of Closing of the Technology License Agreement attached as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2022 and incorporated herein by reference) occurred whereby the Licensor was authorized to be issued 10,000,000 restricted shares of the Company’s common stock, at a cost basis of $0.25 per share, and, in exchange, the Company received the License to the Technology.

Spin-Off Agreement

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

On October 9, 2021, the Closing of the Spin-Off Agreement (as amended by that certain Bill of Sale and Acknowledgement of Closing of the Spin-Off Agreement attached as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2022 and incorporated herein by reference) occurred whereby 100% of the issued and outstanding membership units of Xceptor LLC was transferred to Mark Palumbo along with the assets and liabilities associated with the prior business.

Property

All operations occur at Company’s corporate facilities in Minneapolis, MN, located at:

400 1ST Ave N., Ste. 100

Minneapolis, MN 55401.

Management permits the Company to use these premises free of charge.

Intellectual Property

As initially reported on the Company’s Current Form 8-K filed on July 28, 2021, the Company entered into a Technology License Agreement dated July 23, 2021 (the “License Agreement”) with Phitech Management, LLC, an affiliate of the Company (“Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to Electronic Sports Gaming, related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”) at Closing (as defined in the License Agreement, which is incorporated herein by reference). The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement).

On October 9, 2021, the Closing of the Technology License Agreement (as amended by that certain Bill of Sale and Acknowledgement of Closing of the Technology License Agreement attached as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2022 and incorporated herein by reference) occurred whereby the Licensor was authorized to be issued 10,000,000 restricted shares of the Company’s common stock, at a cost basis of $0.25 per share, and, in exchange, the Company received the License to the Technology.

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

Employees

Currently, the Company has two employees.

Subsidiaries

The Company currently does not have any subsidiaries.

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

PLAN OF OPERATION

Business Plan and Potential Revenue

The Company has developed a technology platform that is specifically designed for esports professionals and gamers. The platform’s functionality will allow its publishing users with omni-channel and technology agnostic streaming functionality so that users can better engage with their audiences on a global level. The platform will also provide in depth engagement analytics. We believe that many esports professionals find it very difficult to showcase their talents while managing the distribution aspects of their careers. The platform will provide these individuals with an easy-to-use solution. The platform will also have content that provides news and information about esports.

The Company plans to generate its profits via several revenue streams. The business, on all channels, will receive a percentage of revenues that are generated from advertising and sponsorship-based income. The Company will also form relationships with all major payment gateways where viewers will often provide fees to esports professionals in order to support them (for regular play and tournament play). The business will also receive a percentage of these transactions as well (which will be seamlessly integrated via API functionality on the Electronic Servitor Publication Network platform). Moving forward, the business will implement new solutions that will generate recurring streams of revenue for the business on a monthly basis.

Over the next five years, the Company will continue to expand its operations via several different facets of operation. Foremost, the Company will continue to expand its relationships with major esports professionals to ensure that the business has substantial access to top-tier talent. The Company plans to maintain fiscally sound operating protocols and procedures, recruit up-and-coming as well as well-known esports professionals (among a number of gaming genres) in order to provide the Company’s services to a broad spectrum of viewers on a worldwide basis, make continued reinvestments into the Company’s technological infrastructure to ensure smooth streaming at all times and develop the Company as a wealth and income creating vehicle for the Company’s Investors, Management, and other Financial Partners. We plan to grow our business through the following avenues:

•	Continued development of relationships with major sports professionals that will have their content managed through the system.

•	Integration of subscription-based programs that will provide recurring streams of revenue on a monthly basis.

•	Continued expansion and promotion among numerous online marketing channels.

•	Acquisition of additional rounds of capital in order to further fuel the growth of the business.

The Company will also continually expand its technological infrastructure so that higher resolution video streaming can be offered as 5G transmission and 4K resolution become the new standard over the next five years. The new management of the Company will make ongoing and sustained investments into the marketing infrastructure in order to ensure that the business can have millions of active users.

For the next few months, the Company will be focusing on developing and launching its platform, marketing and identifying customers.

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

The Company anticipates that it would need approximately $1,500,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan, which will be used to fund expenses related to Platform Finalization Costs, Initial Marketing, Furniture, Fixtures, and Equipment, Working Capital, Professional Fees and Licensure and Miscellaneous Development Costs. Management believes that this capital would allow the Company to meet its operating cash requirements, cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability by facilitating the Company’s business.

ITEM 1A. RISK FACTORS.

 As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

All operations will occur at Company’s corporate facilities in Minneapolis, MN, located at:

400 1ST Ave N., Ste. 100

Minneapolis, MN 55401.

Management permits the Company to use these premises at no cost to the Company. Currently, this space is sufficient to meet our needs, however, once we expand our business to a significant degree, we will have to find a larger space. We do not foresee any significant difficulties in obtaining any required additional space. We do not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS.

On November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the Company’s former executive officers (collectively, the “Defendants”). The Plaintiff and the Company (as CannAssist International Corp.) entered into a Consulting Agreement dated November 20, 2020 (the “Consulting Agreement”), pursuant to which Plaintiff was engaged to provide certain sales and marketing services to the Company. As a condition of this Consulting Agreement, Plaintiff was paid a monthly fee and was granted restricted shares of the common stock of the Company that were subject to certain vesting conditions tied to Plaintiff’s service under the Consulting Agreement. The Consulting Agreement also contained provisions that enabled the Company to terminate the Consulting Agreement without cause after 10 days’ written notice. In September 2021, the Company exercised its right to terminate the Consulting Agreement because management of the Company at the time of termination was dissatisfied with the quality of Plaintiff’s services under the Consulting Agreement. Specifically, management of the Company at the time of termination received complaints from third-parties that Plaintiff behaved inappropriately in meetings where Plaintiff made presentations to potential clients and vendors on behalf of the Company. In contrast, Plaintiff alleges, among other things, that the Defendants improperly misclassified Plaintiff as an independent contractor, that certain of the Company’s former executive officers committed sexual harassment and defamation and that Defendants unlawfully terminated Plaintiff. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Other than as described above, we know of no other material, existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation. Other than as described above, we know of no other proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTCQB® Venture Market under the symbol “XESP.” Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTCQB® Venture Market, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

The following quotations reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB® Venture Market (1) (2)
Quarter Ended	High	Low
September 30, 2020	$0.25	$0.25
December 31, 2020	$0.30	$0.299
March 31, 2021	$0.99	$0.20
June 30, 2021	$0.50	$0.226
September 30, 2021	$0.50	$0.15
December 31, 2021	$0.75	$0.16

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)	The source of these quotations is OTCMarkets.com.

Stockholders

As of the date of this report, there were approximately 71 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2021, the Company did not have any compensation plans under which our Common Stock was authorized for issuance; provided, however, the Company issued stock options to certain affiliates of the Company as follows:

In the first quarter of 2022, the Company entered into an Employment Agreement with Anthony Sanneh, an officer of the Company. Under this Employment Agreement, the Company issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant.

In the first quarter of 2022, the Company entered into an Employment Agreement with Thomas Spruce, an officer and director of the Company. Under this Employment Agreement, the Company issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

In the fourth quarter of 2021, the Company issued a total of 10,000,000 shares of its restricted common stock, at a cost basis of $0.25 per share, to Phitech Management LLC in connection with a Licensing Agreement. The shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In the first quarter of 2022, the Company entered into an Employment Agreement with Anthony Sanneh, an officer of the Company. Under this Employment Agreement, the Company issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In the first quarter of 2022, the Company entered into an Employment Agreement with Thomas Spruce, an officer and director of the Company. Under this Employment Agreement, the Company issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

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

Overview

Electronic Servitor Publication Network Inc. (formerly CannAssist International Corp.) was incorporated on May 17, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has developed a technology platform that is specifically designed for esports professionals and gamers. The platform’s functionality will allow its publishing users with omni-channel and technology agnostic streaming functionality so that users can better engage with their audiences on a global level. The platform will also provide in depth engagement analytics. We believe that many esports professionals find it very difficult to showcase their talents while managing the distribution aspects of their careers. The platform will provide these individuals with an easy-to-use solution. The platform will also have content that provides news and information about esports.

The Company's corporate offices are located at 400 1ST Ave N., Ste. 100, Minneapolis, MN 55401. The Company's email website is www.electronicservitor.com. The Company’s telephone number is (612) 414-7121.

The Company’s common stock trades on the OTCQB Venture Market under the stock ticker symbol XESP.

On July 1, 2021, Mark Palumbo, a former officer and director of the Company, and Forty 7 Select Holdings LLC, an entity controlled by Greg Shockey (who was an existing shareholder of the Company), entered into an agreement pursuant to which Mark Palumbo transferred all of his 1,000 shares of Series A Preferred Stock (representing 100% of the Company’s issued and outstanding Series A Preferred Stock), of the Company to Forty 7 Select Holdings LLC in a private transaction. The Series A Preferred Stock provides the holder thereof the right to vote 60% of the Company’s voting shares on any and all shareholder matters and thereby constituted a change of control of the Company. Further, Mark Palumbo contributed 7,500,000 shares of common stock held by him to the treasury of the Company for cancellation at no cost (the “Contribution”).

On July 23, 2021, the Company entered into a Technology License Agreement with Phitech Management, LLC, an entity controlled by Peter Hager (“Licensor”), whereby, at Closing, the Company shall be granted a license (the “License”) to use, market, promote and distribute certain technology related to Electronic Sports Gaming, related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement).

On July 23, 2021, the Company and Mark Palumbo entered into an agreement (the “Spin-Off Agreement”) whereby, at the Closing, the Company shall transfer 100% of the issued and outstanding membership units of Xceptor LLC, an entity that was a wholly-owned subsidiary of the Company, to Mark Palumbo (along with the assets and liabilities associated with the prior business) for nominal consideration as a condition of the Change-in-Control (the “Spin-Off”). Furthermore, at the Closing, that certain Technology License Agreement entered into by and between the Company and Mark Palumbo dated April 29, 2019 (the “Palumbo License Agreement”) shall be terminated and the Company shall assign all rights to the underlying Intellectual Property (as defined in the Palumbo License Agreement) to Mark Palumbo.

On September 28, 2021, the Certificate of Incorporation of the Company was amended to effect a change in the Company’s name from “CannAssist International Corp.” to “The Electronic Servitor Publication Network, Inc.” (the “Name Change”).

On October 9, 2021, the Closing of the Technology License Agreement occurred whereby the Company received the License to the Technology and the Licensor shall be 10,000,000 restricted shares of the Company’s common stock, at a cost basis of $0.25 per share.

On October 9, 2021, the Closing of the Spin-Off Agreement occurred whereby 100% of the issued and outstanding membership units of Xceptor LLC was transferred to Mark Palumbo (along with the assets and liabilities associated with the prior business) in exchange for nominal consideration and the Palumbo License Agreement was terminated.

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

The Company anticipates that it would need approximately $1,500,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan. In addition to revenues generated from sales, the Chief Executive Officer and several shareholders may fund the Company’s operations, if needed, during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations.

As of December 31, 2021, the Company had generated revenues of $0. At December 31, 2021, the Company had a total net loss of $2,581,829 and had an accumulated deficit of $5,915,232.

For the period ended December 31, 2021, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Revenues and Losses

During the year ended December 31, 2021, the Company posted revenues of $0. For that same year ended, total operating expenses were $2,536,478, consisting of general and administrative expenses of $11,033, professional fees of $25,445 and licensing expense of $2,500,000. Loss from operations and before income taxes totaled $2,536,478. Other income consisting of a gain from the spinoff of assets and liabilities totaled $120,725. After income tax expense of $0, the Company generated a net loss from continuing operations of $2,415,753, a net loss from discontinued operations of $166,076 and a total net loss of $2,581,829.

Liquidity and Capital Resources

The Company had total assets of $0.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company generated limited revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2022.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In the interim, the Company plans to rely on its primary shareholder to continue his commitment to fund the Company’s continuing operating requirements. Management anticipates a total capital raise of $1,500,000 over the course of the following four consecutive quarters through private placements; provided, however, that the Company will require a minimum of $1,500,000 for the next 12 months to fund its operations, which will be used to fund expenses related to Platform Finalization Costs, Initial Marketing, Furniture, Fixtures, and Equipment, Working Capital, Professional Fees and Licensure and Miscellaneous Development Costs. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

Discussion of the Year Ended December 31, 2021 as compared to the Year Ended December 31, 2020

For the years ended December 31, 2021 and 2020, all of revenue and cost of revenue have been included in the loss from discontinued operations (refer to Note 9).

During the year ended December 31, 2021, the Company posted operating expenses from continuing operations of $2,536,478, consisting of general and administrative expenses of $11,033, professional fees of $25,445 and non-cash expense for stock issued for licensing expense of $2,500,000. For the year ended December 31, 2020, all operating expense have been included in the loss from discontinued operations (refer to Note 9).

During the year ended December 31, 2021, the Company recognized a gain on the spinoff of its assets and liabilities of $120,725.

During the year ended December 31, 2021, the Company posted a net loss of $2,451,753 from continuing operations and $166,076 from discontinued operations for a total net loss for the year of $2,518,829, compared to a net loss of $2,910,890 from discontinued operations for the year ended December 31, 2020.

During the year ended December 31, 2021, the Company used $100,513 of cash in operating activities and generated $100,513 in cash from financing activities. The Company did not use or generate any cash in investing activities.

Plan of Operations

For the next few months, the Company will be focusing on developing and launching its platform, marketing and identifying customers.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In the interim, the Company plans to rely on its primary shareholder to continue his commitment to fund the Company’s continuing operating requirements. Management anticipates a total capital raise of $1,500,000 over the course of the following four consecutive quarters through private placements; provided, however, that the Company will require a minimum of $1,500,000 for the next 12 months to fund its operations, which will be used to fund expenses related to Platform Finalization Costs, Initial Marketing, Furniture, Fixtures, and Equipment, Working Capital, Professional Fees and Licensure and Miscellaneous Development Costs. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company has developed a technology platform that is specifically designed for esports professionals and gamers. The platform’s functionality will allow its publishing users with omni-channel and technology agnostic streaming functionality so that users can better engage with their audiences on a global level. The platform will also provide in depth engagement analytics. We believe that many esports professionals find it very difficult to showcase their talents while managing the distribution aspects of their careers. The platform will provide these individuals with an easy-to-use solution. The platform will also have content that provides news and information about esports.

The Company plans to generate its profits via several revenue streams. The business, on all channels, will receive a percentage of revenues that are generated from advertising and sponsorship-based income. The Company will also form relationships with all major payment gateways where viewers will often provide fees to esports professionals in order to support them (for regular play and tournament play). The business will also receive a percentage of these transactions as well (which will be seamlessly integrated via API functionality on the Electronic Servitor Publication Network platform). Moving forward, the business will implement new solutions that will generate recurring streams of revenue for the business on a monthly basis.

Alternative Financial Planning

As of December 31, 2021, the Company had cash available of $0.

Management anticipates a total capital raise of $1,500,000 over the course of the following four consecutive quarters through private placements. Other than as stated herein, the Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to operate effectively will be severely jeopardized.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopted and issued accounting standards.

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

Management assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The following is a summary of our material weaknesses as of December 31, 2021:

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Anthony Sanneh	50	Chief Executive Officer, Chief Financial Officer and Secretary	2021

Thomas Spruce	66	President, Chief Operating Officer and sole Director	2022

Anthony Sanneh

Chief Executive Officer, Chief Financial Officer and Secretary,

Anthony Sanneh, age 50, is the Company’s Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Sanneh is a results-oriented, outcome-driven social corporate executive with extensive experience in combining the world of celebrities and athletes, philanthropy, and forward-thinking program solutions. He is experienced in implementing innovative and culturally responsive solutions to accelerate systems change and has significant experience in the development and operation of a technology platform and electronic marketplace, which we believe are skills that will benefit the Company’s business as a technology platform dedicated to E-Sports. From 2012 to the present, Mr. Sanneh has served as the founder and CEO of the Just Game Company, where he built a technology platform and electronic marketplace facilitating gamers and fans to game with celebrities in an effort to raise awareness and financial support for charities. From 2003 to the present, he has served as the founder and CEO of the Sanneh Foundation, where he negotiated $4.5 Million in State of Minnesota General Obligation Bonds dedicated to the City of Saint Paul community center and recreation facility located on Saint Paul’s East Side, was awarded $5.5 Million in Minnesota Dept. of Education (MDE) grants to support student success and create career pathways for teachers of color and developed Free Community Camps to strengthen the physical health, social emotional development of youth and community well-being for 7500 youth annually. Mr. Sanneh grew the Sanneh Foundation from one (1) program and a $30,000 budget to three (3) core programs and a $4,600,000 annual budget and led the development of the Sanneh Foundation to become one of Minnesota’s leading youth development organizations, serving more than 10,000 Minnesotan youth annually. From 2016 to the present, Mr. Sanneh was the founder and President of Train the Soul LLC, where he created an initiative promoting training through sport, health, wellness, and equity from the inside out. Since 2021, Mr. Sanneh was the founder and CEO of WellbeingNsport, where he created anti-Discriminatory training for the athletic community, with an emphasis in the soccer ecosystem, including the MLSNext Community. From 1994 to 2010, Mr. Sanneh was a professional soccer player and played for the U.S. Men’s National Team (where he was a member of the U.S. Men's National Team All-Decade team for the 2000s and played in the 2002 FIFA World Cup), in the MLS for the DC United, Chicago Fire, Columbus Crew, Colorado Rapids, Los Angeles Galaxy and in the Bundesliga for Hertha BSC and FC Nuremberg. Mr. Sanneh received his Bachelor of Arts from the University of Wisconsin-Milwaukee with a degree in Urban Education and a concentration in community-based organizations.

Thomas Spruce

President, Chief Operating Officer and Director

Thomas Spruce, age 66, is the Company’s President, Chief Operating Officer and sole Director. Mr. Spruce has decades of experience in large corporations, small companies, and start-ups in a variety of sales management, operations management, business development, and consulting roles with product and service businesses. From 2008 to the present, Mr. Spruce has served as the President and CEO of His Speed, Inc., a company that specializes in business management, development, and consulting. Prior to 2008, Mr. Spruce served in management positions at the Principle Pharmacy Group, MediqPRN/Hill-Rom and Owen Healthcare/Cardinal Health, where he managed sales, operations management, business transition, integrated sales, and enterprise account management. Mr. Spruce has a Bachelor of Sciences in Pharmacy from the University of Arkansas, is a licensed pharmacist, is a Board Member at The Victory Way, has served as Board Chairman of the Dean’s Advisory Council- Western University School of Pharmacy and was a Fellow at the American College of Healthcare Executives.

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

Legal Proceedings

On November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the Company’s former executive officers (collectively, the “Defendants”). The Plaintiff and the Company (as CannAssist International Corp.) entered into a Consulting Agreement dated November 20, 2020 (the “Consulting Agreement”), pursuant to which Plaintiff was engaged to provide certain sales and marketing services to the Company. As a condition of this Consulting Agreement, Plaintiff was paid a monthly fee and was granted restricted shares of the common stock of the Company that were subject to certain vesting conditions tied to Plaintiff’s service under the Consulting Agreement. The Consulting Agreement also contained provisions that enabled the Company to terminate the Consulting Agreement without cause after 10 days’ written notice. In September 2021, the Company exercised its right to terminate the Consulting Agreement because management of the Company at the time of termination was dissatisfied with the quality of Plaintiff’s services under the Consulting Agreement. Specifically, management of the Company at the time of termination received complaints from third-parties that Plaintiff behaved inappropriately in meetings where Plaintiff made presentations to potential clients and vendors on behalf of the Company. In contrast, Plaintiff alleges, among other things, that the Defendants improperly misclassified Plaintiff as an independent contractor, that certain of the Company’s former executive officers committed sexual harassment and defamation and that Defendants unlawfully terminated Plaintiff. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Other than as described above, we know of no other material, existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation. Other than as described above, we know of no other proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Identification of Significant Employees

The Company currently has two employees, not including independent consultants.

Involvement in Certain Legal Proceedings

None of our current directors or executive officers have, during the past ten years:

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

ITEM 11. EXECUTIVE COMPENSATION

At December 31, 2021, the Company had not paid compensation to any executive officer or director; provided, however, the Company entered into the following employment agreements with certain affiliates of the Company as follows:

In the first quarter of 2022, the Company entered into an Employment Agreement with Anthony Sanneh, an affiliate of the Company, for services as an officer of the Company. This agreement has a term of 2 years and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this agreement, the Company pays a base salary of $1.00 per year and issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. In the event that the agreement is renewed, an additional 125,000 options to purchase restricted shares of the Company’s common stock shall be issued for each 6-month renewal term at a strike price equal to the fair market value of the Company’s common stock on the trading day prior to the grant of the options.

In the first quarter of 2022, the Company entered into an Employment Agreement with Thomas Spruce, an affiliate of the Company, for services as an officer of the Company. This agreement has a term of 2 years and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this agreement, the Company pays a base salary of $1.00 per year and issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. In the event that the agreement is renewed, an additional 125,000 options to purchase restricted shares of the Company’s common stock shall be issued for each 6-month renewal term at a strike price equal to the fair market value of the Company’s common stock on the trading day prior to the grant of the options.

The Company may choose to pay additional salary or fees to its executive management in the future. Other than the foregoing, there have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year.

Narrative Disclosure to Summary Compensation Table

Other than as disclosed above, there are no other employment agreements between the Company and its executive officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2021.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the SEC and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2021, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

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

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our sole Director, which we do not currently have any immediate plans to award other than as described herein.

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

COMMON STOCK

	Common Shares	Percentage
	Owned	Of Class (1)

Anthony Sanneh (2)(3)	0	0%
Chief Executive Officer, Chief Financial Officer and Secretary,

Thomas Spruce (2)(3)(4)	15,000	0.07%
President, Chief Operating Officer and Director

Mark Palumbo (5) (6)	2,300,000	10.73%
Former Chief Executive Officer, Secretary, Treasurer and Director

Marla Palumbo (5) (6)	1,200,000	5.60%
Former President

Phitech Management LLC (2) (7)	10,000,000	46.69%
>5% Common Stock Shareholder

(1)	Based on 21,416,001 common stock shares issued and outstanding as of the date of this Annual Report.

(2)	This individual and/or entity’s address is 400 1st Ave N., Ste. 100, Minneapolis MN 55401.

(3)	This individual owns options to acquire 500,000 shares of the common stock of the Company at a strike price of $0.39 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(4)	These shares are owned by the Spruce Family Trust, which is controlled by Mr. Spruce.

(5)	This individual’s address is 855 South Mission Avenue, Suite #K400, Fallbrook, CA 92028.

(6)	These individuals are married.

(7)	Peter Hager is the controlling affiliate of this entity.

SERIES A PREFERRED STOCK

	Series A Preferred Shares Owned	Percentage of Class (1)
Forty 7 Select Holdings LLC (2) (3) (4)	1,000	100%
>5% Series A Preferred Stock Shareholder

(1)	Based on 1,000 Series A Preferred Stock shares outstanding.

(2)	Consists of 1,000 shares of Series A Preferred Stock, purchased at par value, which, voting together as a class, have the right to vote 60% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least a majority of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

(3)	This entity’s address is 31878 Del Obispo 118-331, San Juan Capistrano, CA 92675.

(4)	Greg Shockey is the controlling affiliate of this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Marla Palumbo, an affiliate of the Company, had advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. Liability for any amounts due were transferred to Mark Palumbo as a condition of the Spin-Off Agreement. Ms. Palumbo was the President of the Company and wife of the former CEO, Mark Palumbo.

On July 1, 2021, Mark Palumbo, an officer and director of the Company, and Forty 7 Select Holdings LLC, an entity controlled by an existing shareholder of the Company, entered into an agreement pursuant to which Mark Palumbo transferred all of his 1,000 shares of Series A Preferred Stock (representing 100% of the Company’s issued and outstanding Series A Preferred Stock), of the Company to Forty 7 Select Holdings LLC in a private transaction. The Series A Preferred Stock provides the holder thereof the right to vote 60% of the Company’s voting shares on any and all shareholder matters and thereby constituted a change of control of the Company. Further, Mark Palumbo contributed 7,500,000 shares of common stock then held by him to the treasury of the Company for cancellation at no cost (the “Contribution”).

On July 23, 2021, the Company entered into a Technology License Agreement (the “License Agreement”) with Phitech Management, LLC, an affiliate of the Company (“Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to Electronic Sports Gaming, related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”) at Closing (as defined in the License Agreement, which is incorporated herein by reference). The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement). On October 9, 2021, the Closing of the Technology License Agreement (as amended by that certain Bill of Sale and Acknowledgement of Closing of the Technology License Agreement attached as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2022 and incorporated herein by reference) occurred whereby the Licensor was authorized to be issued 10,000,000 restricted shares of the Company’s common stock, at a cost basis of $0.25 per share, and, in exchange, the Company received the License to the Technology.

On July 23, 2021, the Company and Mark Palumbo entered into a Spin-Off Agreement (the “Spin-Off Agreement”) whereby, at the Closing (as defined in the Spin-Off Agreement, which is incorporated by reference), the Company shall transfer 100% of the issued and outstanding membership units of Xceptor LLC, an entity that was a wholly-owned subsidiary of the Company, to Mark Palumbo for nominal consideration as a condition of the Change-in-Control of the Company (the “Spin-Off”). Furthermore, at the Closing, that certain Technology License Agreement entered into by and between the Company and Mark Palumbo dated April 29, 2019 (the “Palumbo License Agreement”) shall be terminated and the Company shall assign all rights to the underlying Intellectual Property (as defined in the Palumbo License Agreement) to Mark Palumbo. On October 9, 2021, the Closing of the Spin-Off Agreement (as amended by that certain Bill of Sale and Acknowledgement of Closing of the Spin-Off Agreement attached as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2022 and incorporated herein by reference) occurred whereby 100% of the issued and outstanding membership units of Xceptor LLC was transferred to Mark Palumbo.

In the first quarter of 2022, the Company entered into an Employment Agreement with Anthony Sanneh, an officer of the Company. This Employment Agreement has a term of 2 years and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this Employment Agreement, the Company pays a base salary of $1.00 per year and issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. In the event that the agreement is renewed, an additional 125,000 options to purchase restricted shares of the Company’s common stock shall be issued for each 6-month renewal term at a strike price equal to the fair market value of the Company’s common stock on the trading day prior to the grant of the options.

In the first quarter of 2022, the Company entered into an Employment Agreement with Thomas Spruce, an officer and director of the Company. This Employment Agreement has a term of 2 years and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this Employment Agreement, the Company pays a base salary of $1.00 per year and issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. In the event that the agreement is renewed, an additional 125,000 options to purchase restricted shares of the Company’s common stock shall be issued for each 6-month renewal term at a strike price equal to the fair market value of the Company’s common stock on the trading day prior to the grant of the options.

Our officers and director are now and may in the future become a stockholder, officer or director of other companies that may be engaged in business activities similar to those conducted by us. Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on our behalf or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individual in the performance of his duties or otherwise. Although we do not currently have a right of first refusal pertaining to opportunities that come to management’s attention insofar as such opportunities may relate to our business operations, we have established a conflict-of-interest policy intended to ensure timely disclosure and avoidance of activities and relationships that conflict with the interests of the Company.

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

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, the Company does not have any independent directors. Our sole director, Anthony Sanneh, is also an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $35,000 for fiscal year ended December 31, 2021, and $35,000 for fiscal year ended December 31, 2020.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were nil for fiscal years ended December 31, 2021 and 2020, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were nil for fiscal years ended December 31, 2021 and 2020, respectively.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were nil for fiscal years ended December 31, 2021 and 2020, respectively.

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2021 and 2020

Statements of Operations for the years ended December 31, 2021 and December 31, 2020

Statements of Cash Flows for the years ended December 31, 2021 and December 31, 2020

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and December 31, 2020

Notes to Financial Statements

EXHIBITS

3.1	Certificate of Incorporation (previously filed on Form 10-12G on January 18, 2017 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.)

3.2	By-laws (previously filed on Form 10-12G on January 18, 2017 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.)

3.3	Amendment to Certificate of Incorporation (previously filed on Form S-1 on October 22, 2018 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.)

3.4	Series A Certificate of Designation filed with the Secretary of State of Delaware on May 6, 2019 (filed on Form 8-K on March 30, 2020) as Exhibit 3.4)

3.5	Amendment to Certificate of Incorporation (previously filed on Form 8-K on October 12, 2021 as an exhibit and incorporated herein by this reference.)

10.1	Technology License Agreement between the Company and Phitech Management LLC (previously filed on Form 8-K on July 28, 2021 as an exhibit, and incorporated herein by this reference.)

10.2	Spin Off Agreement between the Company and Mark Palumbo (previously filed on Form 8-K on July 28, 2021 as an exhibit, and incorporated herein by this reference.)

31.1*	Rule 15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 15d-14(a) Certification Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in Minneapolis, MN, thereunto duly authorized, on April 12, 2022.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

By:	/s/ Thomas Spruce
Title: President (Principal Executive Officer)

By:	/s/ Anthony Sanneh
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anthony Sanneh
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2022.

By:	/s/ Thomas Spruce
Title:	President (Principal Executive Officer)

By:	/s/ Anthony Sanneh
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anthony Sanneh
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Thomas Spruce	Director	April 12, 2022

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

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Electronic Servitor Publication Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electronic Servitor Publication Network, Inc. (formerly Fast Lane Holdings, Inc.) as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 11, 2022

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

(Formerly CannAssist International Corp.)

Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Assets of discontinued operations	$—	$257,474

Total assets	$—	$257,474

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$13,853	$—
Due to a related party	22,625	—
Liabilities of discontinued operations	—	335,473
Total current liabilities	36,478	335,473

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 21,416,001 and 18,775,000 issued and outstanding, respectively	2,143	1,878
Additional paid in capital	5,876,611	3,253,525
Accumulated deficit	(5,915,232)	(3,333,402)
Total Stockholders’ deficit	(36,478)	(77,999)

Total Liabilities and Stockholders’ Deficit	$—	$257,474

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

(Formerly CannAssist International Corp.)

Statements of Operations

	For the Years Ended December 31,
	2021	2020
Operating expenses:
General and administrative	$11,033	$—
Professional fees	25,445	—
Licensing expense	2,500,000	—
Total operating expenses	2,536,478	—

Loss from operations	(2,536,478)	—

Other income:
Gain from spinoff of assets and liabilities	120,725	—
Total other income	120,725	—

Loss before provision for income taxes	(2,415,753)	—
Provision for income taxes	—	—

Net loss from continuing operations	(2,415,753)	—
Net loss from discontinued operations	(166,076)	(2,910,890)

Net loss	$(2,581,829)	$(2,910,890)

Loss per share, basic and diluted, from continuing operations	$(0.14)	$—
Loss per share, basic and diluted, from discontinued operations	$(0.01)	$(0.16)
Loss per share, basic and diluted	$(0.15)	$(0.16)

Weighted average shares outstanding, basic and diluted	17,719,642	18,460,836

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

(Formerly CannAssist International Corp.)

Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	—	$—	18,435,000	$1,844	$358,317	$(422,512)	$(62,351)
Common stock issued for services	—	—	280,000	28	69,972	—	70,000
Common stock issued for debt conversion	—	—	60,000	6	14,994	—	15,000
Preferred stock issued for change of control	1,000	—	—	—	2,765,250	—	2,765,250
Warrants issued	—	—	—	—	24,992	—	24,992
Net loss	—	—	—	—	—	(2,910,890)	(2,910,890)
Balance, December 31, 2020	1,000	—	18,775,000	1,878	3,253,525	(3,333,402)	(77,999)
Common stock issued for services	—	—	75,000	7	6,743	—	6,750
Common stock issued for debt conversion	—	—	58,000	6	14,494	—	14,500
Common stock units sold for cash	—	—	8,001	1	1,999	—	2,000
Shares cancelled – related party	—	—	(7,500,000)	(750)	750	—
Contributed capital – related party	—	—	—	—	100,100	—	100,100
Common stock issued for licensing agreement	—	—	10,000,000	1,000	2,499,000	—	2,500,000
Net loss	—	—	—	—	—	(2,581,829)	(2,581,829)
Balance, December 31, 2021	1,000	$—	21,416,001	$2,142	$5,876,611	$(5,915,231)	$(36,478)

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

(Formerly CannAssist International Corp.)

Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,581,829)	$(2,910,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for licensing agreement	2,500,000	—
Loss from discontinued operations	166,076	2,910,890
Changes in Operating Assets and Liabilities:
Accounts payable	13,853	—
Operating activities from discontinued operations	(198,613)	(83,444)
Net cash used by operating activities	(100,513)	(83,444)

Cash flows from Investing activities:	-	-

Cash flows from Financing activities:
Proceeds from loans - related party	22,625	—
Contributed capital – related party	100,100	—
Proceeds from sale of common stock	2,000	—
Financing activities from discontinued operations	(24,212)	83,444
Net cash provided by financing activities	100,513	83,444

Net decrease in cash	—	—
Cash, beginning of year	—	—
Cash, end of year	$—	$—

Cash Paid For:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

(Formerly CannAssist International Corp.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

 NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

Description of business

Electronic Servitor Publication Network Inc. (formerly CannAssist International Corp.) (“the Company”) was incorporated on May 17, 2017, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has developed a technology platform that is specifically designed for esports professionals and gamers. The platform’s functionality will allow its publishing users with omni-channel and technology agnostic streaming functionality so that users can better engage with their audiences on a global level. The platform will also provide in depth engagement analytics. We believe that many esports professionals find it very difficult to showcase their talents while managing the distribution aspects of their careers. The platform will provide these individuals with an easy-to-use solution. The platform will also have content that provides news and information about esports.

On July 1, 2021, Mark Palumbo, a former officer and director of the Company, and Forty 7 Select Holdings LLC, an entity controlled by Greg Shockey (who was an existing shareholder of the Company), entered into an agreement pursuant to which Mark Palumbo transferred all of his 1,000 shares of Series A Preferred Stock (representing 100% of the Company’s issued and outstanding Series A Preferred Stock), of the Company to Forty 7 Select Holdings LLC in a private transaction. The Series A Preferred Stock provides the holder thereof the right to vote 60% of the Company’s voting shares on any and all shareholder matters and thereby constituted a change of control of the Company. Further, Mark Palumbo contributed 7,500,000 shares of common stock held by him to the treasury of the Company for cancellation at no cost (the “Contribution”).

On July 23, 2021, the Company entered into a Technology License Agreement with Phitech Management, LLC, an entity controlled by Peter Hager (“Licensor”), whereby, at Closing, the Company shall be granted a license (the “License”) to use, market, promote and distribute certain technology related to Electronic Sports Gaming, related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement).

On July 23, 2021, the Company and Mark Palumbo entered into an agreement (the “Spin-Off Agreement”) whereby, at the Closing, the Company shall transfer 100% of the issued and outstanding membership units of Xceptor LLC, an entity that was a wholly-owned subsidiary of the Company, to Mark Palumbo (along with the assets and liabilities associated with the prior business) for nominal consideration as a condition of the Change-in-Control (the “Spin-Off”). Furthermore, at the Closing, that certain Technology License Agreement entered into by and between the Company and Mark Palumbo dated April 29, 2019 (the “Palumbo License Agreement”) shall be terminated and the Company shall assign all rights to the underlying Intellectual Property (as defined in the Palumbo License Agreement) to Mark Palumbo.

On September 28, 2021, the Certificate of Incorporation of the Company was amended to effect a change in the Company’s name from “CannAssist International Corp.” to “The Electronic Servitor Publication Network, Inc.” (the “Name Change”).

On October 9, 2021, the Closing of the Technology License Agreement occurred whereby the Company received the License to the Technology and the Licensor shall be 10,000,000 restricted shares of the Company’s common stock, at a cost basis of $0.25 per share.

On October 9, 2021, the Closing of the Spin-Off Agreement occurred whereby 100% of the issued and outstanding membership units of Xceptor LLC was transferred to Mark Palumbo (along with the assets and liabilities associated with the prior business) in exchange for nominal consideration and the Palumbo License Agreement was terminated.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2021 or 2020.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2021.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2021 and 2020, there are no dilutive shares.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019.

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

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2021, and 2020, no liability for unrecognized tax benefits was required to be reported.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has chosen the early adoption of ASU 2020-06. The adoption of ASU 2020-06, had no material effect on the Company’s financial statements.

The Company has implemented all new applicable accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $5,915,232 as of December 31, 2021. The Company anticipates that it would need approximately $1,500,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan. In addition to revenues generated from sales, the Chief Executive Officer and several shareholders may fund the Company’s operations, if needed, during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 30, 2020, the Company issued 1,000 shares of its Series A Preferred Stock to Mark Palumbo, a former officer and director of the Company. Based on the rights of the designation the shares of preferred stock were value at 60% of the value of the total common stock outstanding. The shares of common stock have a current fair value of $0.25 per shares resulting in total non-cash expense of $2,765,250. The expense has been included in net loss from discontinued operations.

Marla Palumbo has advanced the Company a limited amount of funds to cover some general operating expenses and travel costs. These advances are unsecured, due on demand and non-interest bearing. Any amounts due were part of the Spin-Off Agreement. Ms. Palumbo is the President of the Company and wife of the CEO, Mark Palumbo.

During the year ended December 31, 2021, Mark Palumbo, returned 7,500,000 shares of common stock to the Company. The shares were cancelled.

On October 9, 2021, the Company issued 10,000,000 shares of common stock to Phitech Management, LLC, an affiliate of the Company, pursuant to the License Agreement (Note 1). The shares were valued at $0.25, the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement.

NOTE 5 – COMMON STOCK

On February 8, 2021, the Company entered into an agreement with an independent consultant pursuant to which the consultant was issued 75,000 restricted shares of the common stock of the Company for services, at a cost basis of $0.09 per share, for total non-cash expense of $6,750. The expense has been included in net loss from discontinued operations.

On February 24, 2021, in connection with its qualified offering under Regulation A, the Company sold 2667 units to one investor at a price per unit of $0.75 per unit for aggregate proceeds of $2,000.25. Each unit is comprised of (i) 3 shares of the common stock of the Company and (ii) 1 warrant entitling the holder rights to purchase 1 share of the common stock.

During the year ended December 31, 2021, note holders converted $14,500 for 58,000 shares of common stock.

Refer to Note 4 for stock issued to related parties.

NOTE 6 – PREFERRED STOCK

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

NOTE 7 – WARRANTS

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

Warrants	2,667
Share price	$0.25
Exercise Price	$0.50
Term	5 years
Volatility	109.15%
Risk Free Interest Rate	.62%
Dividend rate	-

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

Activity for nine months ended December 31, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	-	-	-
Granted	150,836	$0.25	7.97	$-
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2020	150,836	$0.25	7.97	$-
Granted	2,667	$0.25	5.00	$-
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2021	153,503	$0.25	6.92	$-
Exercisable at December 31, 2021	153,503	$0.25	6.92	$-

Schedule of Weighted Average Number of Shares

Range of Exercise Prices	Number Outstanding 12/31/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	153,503	6.92 years	$0.25

NOTE 8 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31:

	2021	2020
Federal income tax benefit attributable to:
Current operations	$529,000	$611,300
Less: valuation allowance	(529,000)	(611,300)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2021	2020
Deferred Tax Assets:
NOL Carryover	$1,242,000	$700,000
Less valuation allowance	(1,242,000)	(700,000)
Net deferred tax assets	$—	$—

At December 31, 2021, the Company had net operating loss carry forwards of approximately $2,682,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company can carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016.

NOTE 9 - DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the statements of operations. The results of operations from discontinued operations for the years ended December 31, 2021 and 2020, have been reflected as discontinued operations in the statements of operations for the years ended December 31, 2021 and 2020, and consist of the following.

	For the years ended December 31,
	2021	2020
Revenue - discontinued operations	$515,500	$1,137,865
Cost of revenue - discontinued operations	322,820	766,763
Gross margin	192,680	371,102
Expenses of discontinued operations:
General and administrative	268,206	301,367
Commissions – related party	—	12,900
Professional fees	63,730	187,575
Preferred stock issued for change of control	—	2,765,250
Interest expense	26,821	14,900
Total expenses of discontinued operations	358,757	3,281,992
+
Net loss from discontinued operations	$(166,077)	$(2,910,890)

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has the following material subsequent events to disclose in these financial statements:

In the first quarter of 2022, the Company entered into an Employment Agreement with Anthony Sanneh, an officer of the Company. This Employment Agreement has a term of 2 years and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this Employment Agreement, the Company pays a base salary of $1.00 per year and issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. In the event that the agreement is renewed, an additional 125,000 options to purchase restricted shares of the Company’s common stock shall be issued for each 6-month renewal term at a strike price equal to the fair market value of the Company’s common stock on the trading day prior to the grant of the options.

In the first quarter of 2022, the Company entered into an Employment Agreement with Thomas Spruce, an officer and director of the Company. This Employment Agreement has a term of 2 years and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this Employment Agreement, the Company pays a base salary of $1.00 per year and issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. In the event that the agreement is renewed, an additional 125,000 options to purchase restricted shares of the Company’s common stock shall be issued for each 6-month renewal term at a strike price equal to the fair market value of the Company’s common stock on the trading day prior to the grant of the options.

