Form 10-Q
period 2022-03-31
Electronic Servitor Publication Network Inc.
filed 2022-05-23
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended MARCH 31, 2022

  ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number:  000-55809

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

 (Exact name of registrant as specified in its charter)

Delaware	82-1873116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 1ST AVE N., STE. 100 MINNEAPOLIS MN 55401	55401
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 23, 2022, the Company had 21,416,001 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

 ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

(Formerly CannAssist International Corp.)

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$4,601	$—

Total assets	$4,601	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$25,470	$13,853
Due to a related party	42,268	22,625
Total current liabilities	67,738	36,478

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 21,416,001 and 21,416,001 issued and outstanding, respectively	2,143	2,143
Additional paid in capital	5,974,046	5,876,611
Accumulated deficit	(6,039,326)	(5,915,232)
Total Stockholders’ deficit	(63,137)	(36,478)

Total Liabilities and Stockholders’ Deficit	$4,601	$—

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

(Formerly CannAssist International Corp.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses:
General and administrative	$1,659	$—
Professional fees	25,000	—
Stock based compensation	97,435	—
Total operating expenses	124,094	—

Loss from operations	(124,094)	—

Loss before provision for income taxes	(124,094)	—
Provision for income taxes	—	—

Net loss from continuing operations	(124,094)	—
Net loss from discontinued operations	—	(72,758)

Net loss	$(124,094)	$(72,758)

Loss per share, basic and diluted, from continuing operations	$(0.01)	$—
Loss per share, basic and diluted, from discontinued operations	$—	$(0.00)

Weighted average shares outstanding, basic and diluted	21,416,001	18,841,878

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

(Formerly CannAssist International Corp.)

STATEMENTS OF CHANGES OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022 and 2021
(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	1,000	$—	21,416,001	$2,143	$5,876,611	$(5,915,232)	$(36,478)
Warrants issued	—	—	—	—	97,435	—	97,435
Net loss	—	—	—	—	—	(124,094)	(124,094)
Balance, March 31, 2022	1,000	$—	21,416,001	$2,143	$5,974,046	$(6,039,326)	$(63,137)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	1,000	—	18,775,000	1,878	3,253,525	(3,333,402)	(77,999)
Common stock issued for services	—	—	75,000	7	6,743	—	6,750
Common stock issued for debt conversion	—	—	58,000	6	14,494	—	14,500
Common stock units sold for cash	—	—	8,001	1	1,999	—	2,000
Net loss	—	—	—	—	—	(72,758)	(72,758)
Balance, March 31, 2021	1,000	$—	18,916,001	$1,892	$3,276,761	$(3,406,160)	$(127,507)

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

(Formerly CannAssist International Corp.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(124,094)	$(72,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	97,435	—
Loss from discontinued operations	—	72,758
Changes in Operating Assets and Liabilities:
Accounts payable	11,617	—
Operating activities from discontinued operations	—	(166,550)
Net cash used by operating activities	(15,042)	(166,550)

Cash flows from Investing activities:	—	—

Cash flows from Financing activities:
Proceeds from loans - related party	19,643	—
Financing activities from discontinued operations	—	13,459
Net cash provided by financing activities	19,643	13,459

Net decrease in cash	4,601	(153,091)
Cash, beginning of period	—	175,497
Cash, end of period	$4,601	$22,406

Cash Paid For:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplement disclosure of cash flow information:
Conversion of debt	$14,500	$—

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

(Formerly CannAssist International Corp.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On October 9, 2021, the Closing of the Technology License Agreement occurred whereby the Company received the License to the Technology and the Licensor was issued 10,000,000 restricted shares of the Company’s common stock, at a cost basis of $0.25 per share.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2022 and not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended March 31, 2022 and December 31, 2021.

Recently issued accounting pronouncements

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $6,039,326 as of March 31, 2022. The Company anticipates that it would need approximately $1,500,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan. In addition to revenues generated from sales, the Chief Executive Officer and several shareholders may fund the Company’s operations, if needed, during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, Forty 7 Select Holdings LLC (“Forty 7”) advanced the Company $19,643, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of March 31, 2022, the balance due to Forty 7 is $42,268.

NOTE 5 – PREFERRED STOCK

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

NOTE 6 – WARRANTS

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

Warrants issued with the following inputs:

Warrants	1,000,000
Share price	$0.39
Exercise Price	$0.39
Term	10 years
Volatility	212.61 – 213.52%
Risk Free Interest Rate	2.38 – 2.46%
Dividend rate	—

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

Activity for the three months ended March 31, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	150,836	$0.25	7.97	$—
Granted	2,667	$0.25	5.00	$—
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2021	153,503	$0.25	6.92	$—
Granted	1,000,000	$0.39	10	$—
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at March 31, 2022	1,153,503	$0.37	9.55	$—
Exercisable at March 31, 2022	403,503	$0.34	8.73	$—

Schedule of Weighted Average Number of Shares

Range of Exercise Prices	Number Outstanding 3/31/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25 – 0.39	1,153,503	9.55 years	$0.37

NOTE 7 - DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the statements of operations. The results of operations from discontinued operations for the three months ended March 31, 2022 and 2021, have been reflected as discontinued operations in the statements of operations for the years ended March 31, 2022 and 2021, and consist of the following.

	For the three months ended March 31,
	2022	2021
Revenue - discontinued operations	$—	$217,973
Cost of revenue - discontinued operations	—	157,793
Gross margin	—	60,180
Expenses of discontinued operations:
General and administrative	—	82,412
Professional fees	—	42,370
Interest expense	—	8,156
Total expenses of discontinued operations	—	132,938

Net loss from discontinued operations	$—	$(72,758)

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

On April 18, 2022, Mr. Sanneh terminated his service with the Company and, as a result, only 250,000 of the 500,000 options had fully vested. The remaining options have been forfeited by Mr. Sanneh.

Effective April 12, 2022, the Company entered into an Advisory Agreement with Greg Shockey, an affiliate of the Company and service provider. Under this Advisory Agreement, the Company issued options to purchase 240,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1 year contingent upon service and have an expiry date of 10 years from the date of grant. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

Effective April 12, 2022, the Company entered into an Advisory Agreement with Danijella Dragas, a third-party service provider. Under this Advisory Agreement, the Company issued options to purchase 240,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1 year contingent upon service and have an expiry date of 10 years from the date of grant. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

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

Results of Operation for the Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2022, the Company had revenues of $0. In comparison, for the three months ended March 31, 2021, all of revenue and cost of revenue have been included in the loss from discontinued operations (refer to Note 7).

Operating expenses were $124,094 for the three months ended March 31, 2022. Operating expenses include $1,659 of general and administrative expense, $25,000 of professional fees, and $97,435 of non-cash stock-based compensation expense for the issuance of warrants. In comparison, for the three months ended March 31, 2021, all operating expense have been included in the loss from discontinued operations (refer to Note 7).

For the three months ended March 31, 2022, the Company posted a net loss of $124,094, compared to a loss of $72,758 from discontinued operations for three months ended March 31, 2021.

During the three months ended March 31, 2022, the Company used $15,042 of cash in operating activities and generated $19,643 in cash from financing activities. The Company did not use or generate any cash in investing activities.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $0 during the three months ended March 31, 2022 and had a net loss of $124,094 for the three months ended March 31, 2022. The Company has an accumulated deficit of $6,039,326 as of March 31, 2022. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an additional capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $15,042 of cash from operations for the three months ended March 31, 2022. Net cash provided by financing activities for the three months ended March 31, 2022 was $19,643.

As of March 31, 2022, the Company had $4,601 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2022.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2022, the Company entered into an Employment Agreement with Anthony Sanneh, an officer of the Company. Under this Employment Agreement, the Company issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. As of the date of this periodic report, Mr. Sanneh had terminated his service with the Company and, as a result, only 250,000 of the 500,000 options had fully vested.

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

In the second quarter of 2022, the Company entered into an Advisory Agreement with Greg Shockey, an affiliate of the Company and service provider. Under this Advisory Agreement, the Company issued options to purchase 240,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1 year contingent upon service and have an expiry date of 10 years from the date of grant. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In the second quarter of 2022, the Company entered into an Advisory Agreement with Danijella Dragas, a third-party service provider. Under this Advisory Agreement, the Company issued options to purchase 240,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1 year contingent upon service and have an expiry date of 10 years from the date of grant. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

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

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

Dated: May 23, 2022	By: /s/ Thomas Spruce Thomas Spruce Chief Executive Officer

By: /s/ Thomas Spruce Thomas Spruce Chief Financial Officer

