Form 10-Q
period 2022-06-30
Electronic Servitor Publication Network Inc.
filed 2022-08-22
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2022

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

Registrant’s telephone number, including area code: (833) 991-0800

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

Securities registered pursuant to Section 12(b) of the Act: None.

As of August 19, 2022, the Company had 21,416,001 shares of its common stock, par value $.0001 per share, issued and outstanding

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC. BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$18,696	$—

Total assets	$18,696	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$41,261	$13,853
Loans payable	27,630	—
Due to a related party	50,268	22,625
Total current liabilities	119,159	36,478

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 21,416,001 and 21,416,001 issued and outstanding, respectively	2,143	2,143
Additional paid in capital	6,078,910	5,876,611
Accumulated deficit	(6,181,516)	(5,915,232)
Total Stockholders’ deficit	(100,463)	(36,478)

Total Liabilities and Stockholders’ Deficit	$18,696	$—

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC. STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$11,888	$—	$13,547	$—
Professional fees	24,000	—	49,000	—
Stock based compensation	104,864	—	202,299	—
Total operating expenses	140,752	—	264,846	—

Loss from operations	(140,752)	—	(264,846)	—

Other expense:
Interest expense	(1,438)	—	(1,438)	—
Total other expense	(1,438)	—	(1,438)	—

Loss before provision for income taxes	(142,190)	—	(266,284)	—
Provision for income taxes	—	—	—	—

Net loss from continuing operations	(142,190)	—	(266,284)	—
Net loss from discontinued operations	—	(6,496)	—	(79,254)

Net loss	$(142,190)	$(6,496)	$(266,284)	$(79,254)

Loss per share, basic and diluted, from continuing operations	$(0.00)	$—	$(0.01)	$—
Loss per share, basic and diluted, from discontinued operations	$—	$(0.00)	$—	$(0.00)

Weighted average shares outstanding, basic and diluted	21,416,001	18,916,001	21,416,001	18,879,144

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC. STATEMENTS OF CHANGES OF STOCKHOLDERS’ DEFICIT For the Three and Six Months Ended June 30, 2022 and 2021 (UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	1,000	$—	21,416,001	$2,143	$5,876,611	$(5,915,232)	$(36,478)
Warrants issued	—	—	—	—	97,435	—	97,435
Net loss	—	—	—	—	—	(124,094)	(124,094)
Balance, June 30, 2022	1,000	—	21,416,001	2,143	5,974,046	(6,039,326)	(63,137)
Stock option expense	—	—	—	—	104,864	—	104,864
Net loss	—	—	—	—	—	(142,190)	(142,190)
Balance, June 30, 2022	1,000	$—	21,416,001	$2,143	$6,078,910	$(6,181,516)	$(100,463)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	1,000	—	18,775,000	1,878	3,253,525	(3,333,402)	(77,999)
Common stock issued for services	—	—	75,000	7	6,743	—	6,750
Common stock issued for debt conversion	—	—	58,000	6	14,494	—	14,500
Common stock units sold for cash	—	—	8,001	1	1,999	—	2,000
Net loss	—	—	—	—	—	(72,758)	(72,758)
Balance, June 30, 2021	1,000	—	18,916,001	1,892	3,276,761	(3,406,160)	(127,507)
Net loss	—	—	—	—	—	(6,496)	(6,496)
Balance, June 30, 2021	1,000	$—	18,916,001	$1,892	$3,276,761	$(3,412,656)	$(134,003)

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC. STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(266,284)	$(79,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	202,299	—
Changes in Operating Assets and Liabilities:
Accounts payable and accruals	27,408	—
Operating activities from discontinued operations	—	(96,347)
Net cash used by operating activities	(36,577)	(175,601)

Cash flows from Investing activities:	—	—

Cash flows from Financing activities:
Proceeds from loans - related party	27,643	—
Proceeds from loans payable	27,630
Financing activities from discontinued operations	—	17,588
Net cash provided by financing activities	55,273	17,588

Net change in cash	18,696	(158,013)
Cash, beginning of period	—	175,497
Cash, end of period	$18,696	$17,484

Cash Paid For:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplement disclosure of cash flow information:
Conversion of debt	$—	$14,500

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

 NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

Description of business

The Company was originally incorporated on May 17, 2017, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 23, 2018, the Certificate of Incorporation of the Company was amended to effect a change in the Company’s name from “Iris Grove Acquisition Corporation” to “CannAssist International Corporation”. On September 28, 2021, the Certificate of Incorporation of the Company was amended a second time to effect a change in the Company’s name from “CannAssist International Corporation” to the name “Electronic Servitor Publication Network, Inc.” The Company’s common stock trades on the OTCQB Venture Market under the stock ticker symbol “XESP,” previously from “CNSC,” effective January 26, 2022. The Company's corporate office is located at 400 1ST Ave N., Ste. 100, Minneapolis, MN 55401. The URL of the Company’s website is https://www.xespn.com.

The Company’s business focuses on amplifying reach and lift for content providers and creators through its development and use of a proprietary technology platform. The platform functionality provisions content and provides omnichannel publication and monetization opportunities, allowing the Company’s customers more time to focus on content creation. The Company targets markets and users in need of increasing global awareness and brand exposure.

On July 1, 2021, and effective on October 9, 2021, Mark Palumbo, a former officer and director of the Company, and Forty 7 Select Holdings LLC, an entity controlled by Greg Shockey (who was an existing shareholder of the Company), entered into an agreement pursuant to which Mark Palumbo transferred all of his 1,000 shares of Series A Preferred Stock (representing 100% of the Company’s issued and outstanding Series A Preferred Stock), of the Company to Forty 7 Select Holdings LLC in a private transaction. The Series A Preferred Stock provides the holder thereof the right to vote 60% of the Company’s voting shares on any and all shareholder matters and thereby constituted a change of control of the Company. Further, Mark Palumbo contributed 7,500,000 shares of common stock held by him to the treasury of the Company for cancellation at no cost (the “Contribution”).

On July 23, 2021, the Company entered into a Technology License Agreement with Phitech Management, LLC, an entity controlled by Peter Hager (“Licensor”), to use, market, promote and distribute certain technology relating to content provisioning including the related patent applications, trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”). The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company issues to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement). On October 9, 2021, at the Closing of the Technology License Agreement, the Company received the License to the Technology and issued Licensor 10,000,000 restricted shares of the Company’s common stock, at a cost basis of $0.25 per share.

On July 23, 2021, the Company and Mark Palumbo entered into an agreement (the “Spin-Off Agreement”) whereby, at the Closing, the Company shall transfer 100% of the issued and outstanding membership units of Xceptor LLC, an entity that was a wholly-owned subsidiary of the Company, to Mark Palumbo (along with the assets and liabilities associated with the prior business) for nominal consideration as a condition of the Change-in-Control (the “Spin-Off”). Furthermore, at the Closing, that certain Technology License Agreement entered into by and between the Company and Mark Palumbo dated April 29, 2019 (the “Palumbo License Agreement”) shall be terminated and the Company shall assign all rights to the underlying Intellectual Property (as defined in the Palumbo License Agreement) to Mark Palumbo. On October 9, 2021, at the Closing of the Spin-Off Agreement, the Company transferred 100% of the issued and outstanding membership units of Xceptor LLC to Mark Palumbo (along with the assets and liabilities associated with the prior business) in exchange for nominal consideration, and the Palumbo License Agreement was terminated.

As a result of the transactions described above, the Company is strategically aligning its business to support its mission in becoming the premier content management and distribution platform for content providers in the global markets through the Company’s continued development and acquisitions of publication and monetization products, services, and technologies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending June 30, 2022 and not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended June 30, 2022 and December 31, 2021.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $6,181,516 as of June 30, 2022. The Company’s continuation as a going concern is dependent upon its ability to generate revenue to satisfy its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations, or its ability to sell its services to generate consistent profitability. In order to maintain operations, the Company may have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - NOTES PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matures in one year and bears interest at 6% per annum. As of June 30, 2022, there is $69 of interest accrued on this note.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matures in one year and bears interest at 6% per annum. As of June 30, 2022, there is $67 of interest accrued on this note.

On June 10, 2022, the Company issued a note payable for $7,630 to a third party. The note matures in 6 months and bears interest at 10% per annum. As of June 30, 2022, there is $42 of interest accrued on this note.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022, Forty 7 Select Holdings LLC (“Forty 7”) advanced the Company $27,643, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of June 30, 2022, the balance due to Forty 7 is $50,268.

Refer to Note 7 for options to purchase shares of common stock issued to related parties.

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

NOTE 7 – OPTIONS

In the first quarter of 2022, the Company entered into an Employment Agreement with Anthony Sanneh, a former officer and director of the Company, for a term of 2 years that automatically renews for additional 6-month terms unless terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this Employment Agreement, the Company pays a base salary of $1.00 per year and issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and expire 10 years from the date of grant. On April 18, 2022, Mr. Sanneh voluntarily resigned all positions with the Company, without disagreement between the parties, thereby terminating this Employment Agreement and forfeiting 250,000 unvested options, effective May 15, 2022.

In the first quarter of 2022, the Company entered into an Employment Agreement with Thomas Spruce, an officer and director of the Company. This Employment Agreement has a term of 2 years and automatically renews for additional 6-month terms unless terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this Employment Agreement, the Company pays a base salary of $1.00 per year and issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of two years and expire 10 years from the date of grant. If the Employment Agreement is renewed, an additional 125,000 options to purchase restricted shares of the Company’s common stock shall be issued for each 6-month renewal term at a strike price equal to the fair market value of the Company’s common stock on the trading day prior to the grant of the options.

Effective April 12, 2022, the Company entered into an Advisory Agreement with Greg Shockey, an affiliate of the Company and service provider. Under this Advisory Agreement, the Company issued options to purchase 240,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1 year contingent upon service and expire 10 years from the date of grant.

Effective April 12, 2022, the Company entered into an Advisory Agreement with Danijella Dragas, a third-party service provider. Under this Advisory Agreement, the Company issued options to purchase 240,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1 year contingent upon service and expire 10 years from the date of grant.

Options issued with the following inputs:

Options	1,480,000
Share price	$0.39
Exercise Price	$0.39
Term	10 years
Volatility	209.96 – 213.52%
Risk Free Interest Rate	2.38 – 2.72%
Dividend rate	-

On May 27, 2022, the Company entered into an Addendum to Employment Agreement with Thomas Spruce, which granted Mr. Spruce options to purchase an additional 250,000 restricted shares of the Company’s common stock at a strike price of $0.15 per share. The options vest immediately from the date of the grant and expire 10 years from the date of grant.

Options issued with the following inputs:

Options	250,000
Share price	$0.15
Exercise Price	$0.15
Term	10 years
Volatility	214.15%
Risk Free Interest Rate	2.74%
Dividend rate	-

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

Activity for the six months ended June 30, 2022, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	—	$—	—	$—
Granted	1,730,000	$0.36	10	$—
Expired	(250,000)	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at June 30, 2022	1,480,000	$0.35	9.79	$—
Exercisable at June 30, 2022	745,000	$0.31	9.81	$—

Range of Exercise Prices	Number Outstanding 6/30/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.15 – 0.39	1,480,000	9.79 years	$0.35

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	150,836	$0.25	7.97	$—
Granted	2,667	$0.25	5.00	$—
Expired	-	$-	-	$—
Exercised	-	$-	-	$—
Outstanding at December 31, 2021	153,503	$0.25	6.92	$—
Granted	—	$—	—0	$—
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at June 30, 2022	153,503	$0.25	6.43	$—
Exercisable at June 30, 2022	153,503	$0.25	6.43	$—

Range of Exercise Prices	Number Outstanding 6/30/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	153,503	6.43 years	$0.25

NOTE 9 - DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the statements of operations. The results of operations from discontinued operations for the three and six months ended June 30, 2021, have been reflected as discontinued operations in the statements of operations, and consist of the following.

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Revenue - discontinued operations	$245,488	$463,461
Cost of revenue - discontinued operations	137,548	295,341
Gross margin	107,940	168,120
Expenses of discontinued operations:
General and administrative	63,465	145,877
Professional fees	37,690	80,060
Interest expense	13,281	21,437
Total expenses of discontinued operations	114,436	247,374

Net loss from discontinued operations	$(6,496)	$(79,254)

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with our financial statements and related notes thereto included in Part I, Item 1, above.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

·our future strategic plans;

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

Executive Overview

The Company is a smaller reporting company that was originally incorporated on May 17, 2017, in the State of Delaware. On September 28, 2021, to better reflect the Company’s focus, the Company amended its Certificate of Incorporation to effect a change in name from “CannAssist International Corporation” to “The Electronic Servitor Publication Network, Inc.”

On October 9, 2021, the Company obtained a 10-year license from Phitech Management, LLC, automatically renewable after the initial 10-year-term for successive 1-year terms, to employ advanced technology that provides dynamic content provisioning and metadata management through its tech stack, as well as omnichannel publication, to achieve greater reach and lift for content providers. This technology allows providers to maintain better control of their content while creating a target-rich environment to attract sponsorship and advertisers in their respective industry.

The Company’s mission is to become the premier content management and distribution platform for multiple verticals through the development of publication and monetization products, services, and technologies as well as through future strategic acquisitions or mergers. The goal is to connect content providers and creators with their intended audiences and audiences that expand their reach. The platform functionality provisions content and provides omnichannel publication and monetization opportunities, allowing the Company’s customers more time to focus on content creation.

Starting in 2022, associated with the change of management and results from ongoing research and development of its technology, the Company’s target audience evolved going beyond any specific vertical or industry and is aimed at serving those in need of increasing global awareness and brand exposure at an exponential rate. The technology the Company deploys can range from existing mature industries with new technology and advancements to emerging industries representing today’s risk takers. The URL of the new website that will host the Company’s technology and services is https://www.xespn.com.

Over the next quarter, the Company will continue building its customer base and professional relationships, market and advertise, and acquire or license technological assets and intellectual property. Notwithstanding this, the Company’s independent auditors issued a report for the period covered raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate customers and sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations, or its ability to sell its services to generate consistent profitability. In order to effectuate the Company’s business plan and maintain operations, the Company will have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the three months ended June 30, 2022, the Company had revenues of $0. In comparison, for the three months ended June 30, 2021, all of revenue and cost of revenue have been included in the loss from discontinued operations (Refer to Note 9, above).

For the period covered by this report, operating expenses were $140,752. This includes $11,888 of general and administrative expenses, $24,000 of professional fees, and $104,864 of non-cash stock-based compensation for the issuance of warrants. In comparison, for the three- and six-month period ended June 30, 2021, all operating expenses have been included in the loss from discontinued operations (Refer to Note 9, above).

For the three- and six-month period covered by this report, the Company posted a net loss of $142,190 and $266,284, respectively, compared to a net loss of $6,496 and $79,254 from discontinued operations for the three- and six-month period ended June 30, 2021, respectively.

For the period covered by this report, the Company used $36,577 of cash in operating activities and generated $55,273 in cash from financing activities. In comparison, for the six-month period ended June 30, 2021, the Company used $175,601 of cash in operating activities and generated $17,588 in cash from financing activities. The Company did not use or generate any cash in investing activities for the end of the period covered by this report.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated revenues of $0 and had a net loss of $142,190 for the three months ended June 30, 2022. The Company has an accumulated deficit of $$6,181,516 as of June 30, 2022. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an additional capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $36,577 of cash from operations for the period ended June 30, 2022. Net cash provided by financing activities for the period ended June 30, 2022, was $55,273.

As of June 30, 2022, the Company had $18,696 in cash.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2022 due to the material weaknesses previously identified as described below.

We previously identified material weaknesses in our internal control over financial reporting. Based on our assessment for the year ended December 31, 2021, management identified a material weakness in internal control over financial reporting related to the lack of thorough controls, segregation of duties, and timely and accurate reconciliation of accounts. The Company will continue the process of designing and implementing effective internal control measures to improve its internal controls over financial reporting and remediate the reported material weakness. The Company’s efforts shall include maintaining a clear delineation of duties, periodic and routine risk assessments, and monitoring of financial activities.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this quarterly report.

Changes in Internal Controls

Based on Management’s evaluation, there was no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For the period covered by this report, there have been no material developments regarding the legal proceeding previously disclosed in the Company’s Form 10-K for the period ended December 31, 2021, filed April 12, 2022, and Form 10-Q for the period ended March 31, 2022, filed May 23, 2022, and identified as Camron Elizabeth v. Mark Palumbo, et al., Case No. CVPS2106116, Superior Court of California, County of Riverside. The Company denies Plaintiff’s allegations. Litigation is ongoing. No trial date has been set. The Company further notes that, due to an existing agreement that contains an indemnification clause, the Company’s former officer has agreed to pay for the Company’s attorney fees, costs, and expenses incurred as a result of the lawsuit and will indemnify the Company from any loss, judgment, award, or recovery by Plaintiff against the Company. There can be no assurances regarding the ultimate outcome of this lawsuit.

In addition to the above, the Company may, from time to time, be involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 1A. RISK FACTORS.

Not applicable. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the first quarter of 2022, the Company entered into an Employment Agreement with Anthony Sanneh, an officer of the Company. Under this Employment Agreement, the Company issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. On April 18, 2022, Mr. Sanneh resigned all positions with the Company, thereby terminating this Employment Agreement and forfeiting 250,000 unvested options, effective May 15, 2022, as previously disclosed in Form 8-K filed April 20, 2022, and Form 8-K filed May 19, 2022.

In the first quarter of 2022, the Company entered into an Employment Agreement with Thomas Spruce, an officer and director of the Company. Under this Employment Agreement, the Company issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. On May 27, 2022, the Company entered into an Addendum to Employment Agreement with Mr. Spruce granting him options to purchase an additional 250,000 restricted shares of the Company’s common stock at a strike price of $0.15 per share. The options vest immediately on the date of grant and expire 10 years from the date of grant.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 27, 2022, the Company entered into an Addendum to its Employment Agreement with Thomas Spruce, an officer and director of the Company, granting Mr. Spruce options to purchase an additional 250,000 restricted shares of the Company’s common stock at a strike price of $0.15 per share. The options vest immediately upon the date of grant and expire 10 years from the date of grant.

ITEM 6. EXHIBITS.

See the Exhibit Index to this report immediately below and before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

EXHIBIT INDEX

Exhibit

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

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

Dated: August 19, 2022	By: /s/ Thomas Spruce Thomas Spruce Chief Executive Officer

By: /s/ Thomas Spruce Thomas Spruce Chief Financial Officer

