Form 10-Q
period 2022-09-30
Electronic Servitor Publication Network Inc.
filed 2022-11-14
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, the Company had 21,416,001 shares of its common stock, par value $0.0001 per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$8,569	$—

Total assets	$8,569	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$46,261	$13,853
Loans payable	27,630	—
Due to a related party	50,268	22,625
Total current liabilities	124,159	36,478

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 21,416,001 and 21,416,001 issued and outstanding, respectively	2,143	2,143
Additional paid in capital	6,150,033	5,876,611
Accumulated deficit	(6,267,766)	(5,915,232)
Total Stockholders’ deficit	(115,590)	(36,478)

Total Liabilities and Stockholders’ Deficit	$8,569	$—

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$1,304	$—	$14,851	$—
Professional fees	12,000	—	61,000	—
Stock based compensation	71,123	—	273,422	—
Total operating expenses	84,427	—	349,273	—

Loss from operations	(84,427)	—	(349,273)	—

Other expense:
Interest expense	(1,823)	—	(3,261)	—
Total other expense	(1,823)	—	(3,261)	—

Loss before provision for income taxes	(86,250)	—	(352,534)	—
Provision for income taxes	—	—	—	—

Net loss from continuing operations	(86,250)	—	(352,534)	—
Net loss from discontinued operations	—	(93,558)	—	(172,812)

Net loss	$(86,250)	$(93,558)	$(352,534)	$(172,812)

Loss per share, basic and diluted, from continuing operations	$(0.00)	$—	$(0.02)	$—
Loss per share, basic and diluted, from discontinued operations	$—	$(0.01)	$—	$(0.01)

Weighted average shares outstanding, basic and diluted	21,416,001	12,720,349	21,416,001	17,166,768

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CHANGES OF STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022 and 2021

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	1,000	$—	21,416,001	$2,143	$5,876,611	$(5,915,232)	$(36,478)
Warrants issued	—	—	—	—	97,435	—	97,435
Net loss	—	—	—	—	—	(124,094)	(124,094)
Balance, March 31, 2022	1,000	—	21,416,001	2,143	5,974,046	(6,039,326)	(63,137)
Stock option expense	—	—	—	—	104,864	—	104,864
Net loss	—	—	—	—	—	(142,190)	(142,190)
Balance, June 30, 2022	1,000	—	21,416,001	2,143	6,078,910	(6,181,516)	(100,463)
Stock option expense	—	—	—	—	71,123	—	71,123
Net loss	—	—	—	—	—	(86,250)	(86,250)
Balance, September 30, 2022	1,000	$—	21,416,001	$2,143	$6,150,033	$(6,267,766)	$(115,590)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance, December 31, 2020	1,000	$—	18,775,000	$1,878	$3,253,525	$(3,333,402)	$(77,999)
Common stock issued for services	—	—	75,000	7	6,743	—	6,750
Common stock issued for debt conversion	—	—	58,000	6	14,494	—	14,500
Common stock units sold for cash	—	—	8,001	1	1,999	—	2,000
Net income	—	—	—	—	—	(72,758)	(72,758)
Balance, March 31, 2021	1,000	—	18,916,001	1,892	3,276,761	(3,406,160)	(127,507)
Net loss	—	—	—	—	—	(6,496)	(6,496)
Balance, June 30, 2021	1,000	—	18,916,001	1,892	3,276,761	(3,412,656)	(134,003)
Shares cancelled – related party	—	—	(7,500,000)	(750)	750	—	—
Contributed capital – related party	—	—	—	—	100,100	—	100,100
Net loss	—	—	—	—	—	(93,558)	(93,558)
Balance, September 30, 2021	1,000	$—	11,416,001	$1,142	$3,377,611	$(3,506,214)	$(127,461)

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(352,534)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	273,422	—
Loss from discontinued operations	—	(172,812)
Changes in Operating Assets and Liabilities:
Accounts payable and accruals	32,408	—
Operating activities from discontinued operations	—	(29,319)
Net cash used by operating activities	(46,704)	(202,131)

Cash flows from Investing activities:	—	—

Cash flows from Financing activities:
Proceeds from loans - related party	27,643	—
Proceeds from loans payable	27,630	—
Financing activities from discontinued operations	—	77,888
Net cash provided by financing activities	55,273	77,888

Net change in cash	8,569	(124,243)
Cash, beginning of period	—	175,497
Cash, end of period	$8,569	$51,254

Cash Paid For:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplement disclosure of cash flow information:
Conversion of debt	$—	$14,500

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company’s business focuses on amplifying reach and lift for content providers and creators through its development and use of a proprietary technology platform. The platform’s functionality provisions content and provides an omnichannel publishing tool for its users with talent identity protection and monetization tools in line with interaction and media creation services. The Company targets markets and users in need of increasing global awareness and brand exposure.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending September 30, 2022 and not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended September 30, 2022 and December 31, 2021.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $6,267,766 as of September 30, 2022. The Company’s continuation as a going concern is dependent upon its ability to generate revenue to satisfy its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations, or its ability to sell its services to generate consistent profitability. In order to maintain operations, the Company may have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - NOTES PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matures in one year and bears interest at 6% per annum. As of September 30, 2022, there is $151 of interest accrued on this note.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matures in one year and bears interest at 6% per annum. As of September 30, 2022, there is $151 of interest accrued on this note.

On June 10, 2022, the Company issued a note payable for $7,630 to a third party. The note matures in 6 months and bears interest at 10% per annum. As of September 30, 2022, there is $192 of interest accrued on this note.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022, Forty 7 Select Holdings LLC (“Forty 7”) advanced the Company $27,643, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of September 30, 2022, the balance due to Forty 7 is $50,268.

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

Options issued with the following inputs:

Options	1,480,000
Share price	$0.39
Exercise Price	$0.39
Term	10 years
Volatility	209.96 – 213.52%
Risk Free Interest Rate	2.38 – 2.72%
Dividend rate	—

On May 27, 2022, the Company entered into an Addendum to Employment Agreement with Thomas Spruce, which granted Mr. Spruce options to purchase an additional 250,000 restricted shares of the Company’s common stock at a strike price of $0.15 per share. The options vest immediately from the date of the grant and expire 10 years from the date of grant.

Options issued with the following inputs:

Options	250,000
Share price	$0.15
Exercise Price	$0.15
Term	10 years
Volatility	214.15%
Risk Free Interest Rate	2.74%
Dividend rate	—

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

Activity for the nine months ended September 30, 2022, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	—	$—	—	$—
Granted	1,730,000	$0.36	10	$—
Expired	(250,000)	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at September 30, 2022	1,480,000	$0.35	9.81	$—
Exercisable at September 30, 2022	870,000	$0.32	9.81	$—

Range of Exercise Prices	Number Outstanding 9/30/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.15 – 0.39	1,480,000	9.81 years	$0.32

 NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	150,836	$0.25	7.97	$—
Granted	2,667	$0.25	5.00	$—
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2021	153,503	$0.25	6.92	$—
Granted	—	$—	—0	$—
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at September 30, 2022	153,503	$0.25	6.43	$—
Exercisable at September 30, 2022	153,503	$0.25	6.17	$—

Range of Exercise Prices	Number Outstanding 9/30/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	153,503	6.17 years	$0.25

NOTE 9 - DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the statements of operations. The results of operations from discontinued operations for the three and nine months ended September 30, 2021, have been reflected as discontinued operations in the statements of operations, and consist of the following.

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Revenue - discontinued operations	$15,543	$479,004
Cost of revenue - discontinued operations	8,076	303,417
Gross margin	7,467	175,587
Expenses of discontinued operations:
General and administrative	62,252	208,129
Professional fees	33,390	113,450
Interest expense	5,383	26,820
Total expenses of discontinued operations	101,025	348,399

Net loss from discontinued operations	$(93,558)	$(172,812)

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements other than the following.

On October 18, 2022, the Company issued a Promissory Note to a third party for $25,000. The note bears interest at 8% per annum and matures in one year.

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

Executive Overview

Electronic Servitor Publication Network, Inc. (formerly CannAssist International Corporation) (the "Company") was incorporated on May 17, 2017, under the laws of the State of Delaware. The Company’s corporate offices are located at 400 1st Ave N. Ste. 100, Minneapolis, MN 55401, its telephone phone number is (833) 991-0800 and the URL of its website is https://www.electronicservitor.com/.

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

Results of Operation for the Three Months Ended September 30, 2022 and 2021

Revenues

For the three months ended September 30, 2022, the Company had revenues of $0. In comparison, for the three months ended September 30, 2021, all of revenue and cost of revenue have been included in the loss from discontinued operations (Refer to Note 9, above).

General and administrative expenses

General and administrative expenses (“G&A”) were $1,304 for the three months ended September 30, 2022, compared to $0 for the three months ended September 30, 2021.

Professional fees

Professional fees were $12,000 for the three months ended September 30, 2022 compared to $0 for the three months ended September 30, 2021. Professional fees consist of audit, accounting, consulting, and legal fees.

Stock based compensation

During the three months ended September 30, 2022, we recognized $71,123 of non-cash stock-based compensation expense for options issued in a prior period, for which the expense is being recognized over the term of the agreements for which they were granted.

Other expense

For the three months ended September 30, 2022, we incurred $1,823 of interest expense compared to $0 for three months ended September 30, 2021.

All operating and other expenses for the three months ended September 30, 2021, have been included in the loss from discontinued operations (Refer to Note 9, above).

Net Income

For the three months ended September 30, 2022, we realized a net loss of $86,250 from continuing operations as compared to a net loss of $93,558 from discontinued operations for three months ended September 30, 2021.

Results of Operation for the Nine Months Ended September 30, 2022 and 2021

Revenues

For the nine months ended September 30, 2022, the Company had revenues of $0. In comparison, for the nine months ended September 30, 2021, all of revenue and cost of revenue have been included in the loss from discontinued operations (Refer to Note 9, above).

General and administrative expenses

General and administrative expenses were $14,851 for the nine months ended September 30, 2022, compared to $0 for the nine months ended September 30, 2021.

Professional fees

Professional fees were $61,000 for the nine months ended September 30, 2022, compared to $0 for the nine months ended September 30, 2021. Professional fees consist of audit, accounting, consulting and legal fees.

Other expense

For the nine months ended September 30, 2022, we incurred $3,261 of interest expense compared to $0 for nine months ended September 30, 2021.

All operating and other expenses for the three months ended September 30, 2021, have been included in the loss from discontinued operations (Refer to Note 9, above).

Net Loss

For the nine months ended September 30, 2022, we realized a net loss of $352,534 from continuing operations as compared to net loss of $172,812 from discontinued operations for the nine months ended September 30, 2021.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $(352,534) for the nine months ended September 30, 2022, and has an accumulated deficit of $6,267,766 as of September 30, 2022. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an initial capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations. There is no guarantee that the Company will be able to obtain the necessary financing or profitable operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company used $46,704 of cash from operations for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2022 was $55,273.

As of September 30, 2022, the Company had $8,569 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2022.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no sales of unregistered securities to report that have not been previously included in the Company’s past Quarterly Reports on Form 10-Q; However, the Company issued 10,000,000 restricted shares of its common stock, at a cost basis of [$0.25] per share, pursuant to a Technology License Agreement. The issuance of these shares shall be exempt from registration under Section 4(a)(2)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Section 906 Certification

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

Dated: November 14, 2022	By: /s/ Thomas Spruce Thomas Spruce Chief Executive Officer

By: /s/ Thomas Spruce Thomas Spruce Chief Financial Officer

