Form 10-K
period 2022-12-31
Electronic Servitor Publication Network Inc.
filed 2023-03-29
CIK 1709542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Issuer’s telephone number: (833) 991-0800

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10(D)-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2023 was approximately $368,925.05 based upon the closing price of the registrant’s Common Stock on the OTCQB Venture Market on that date.

At March 24, 2023, there were 21,416,001 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Corporate History and General Information

Electronic Servitor Publication Network Inc. (formerly CannAssist International Corp.) was incorporated on May 17, 2017, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company's corporate offices are located at 400 1ST Ave N., Ste. 100, Minneapolis, MN 55401. The Company's email website is www.xespn.com. The Company’s telephone number is (833) 991-0800.

The Company’s common stock trades on the OTCQB Venture Market under the stock ticker symbol XESP.

Background

Although the Company is no longer classified as a development-stage company, it has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

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

Changes to the Business in 2022

Electronic Servitor Publication Network Inc. is a managed services company providing digital activation and engagement solutions to established and developing companies that seek to optimize their digital customer engagement strategies. The Company's managed services are powered by a proven, proprietary tech stack - the Digital Engagement Engine (or DE²). This technology provides intelligent interaction management, dynamic content provisioning, and a logic-driven workflow which creates digital experiences that accelerate an audience from awareness to action, no matter what programs and processes that the client already has in place.

Suppliers, Distributors and Other Strategic Partners

We currently license our technology from PhiTech Management LLC, an entity which is an affiliate of the Company.

Employees

The Company currently has three employees.

Property

The Company’s corporate offices are located at 400 1st Ave N., Ste. 100, Minneapolis MN 55401.

Intellectual Property

As initially reported on the Company’s Current Form 8-K filed on July 28, 2021, the Company entered into a Technology License Agreement dated July 23, 2021 (the “License Agreement”) with Phitech Management, LLC, an affiliate of the Company (“Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related to Electronic Sports Gaming and other markets, related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”) at Closing (as defined in the License Agreement, which is incorporated herein by reference). The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement).

In addition to the License described above, the Company will use, or intends to employ in the performance of its material contracts, intellectual property rights in relation to the design and development of its digital activation and engagement technology. The Company’s intellectual property rights can be categorized broadly as proprietary know-how, technical databases and trade secrets, comprising concept designs, and economic models.

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

Legal Matters

On November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the former company’s (CannAssist International Corp.) executive officers (collectively, the “Defendants”). The Plaintiff and the former company (CannAssist International Corp.) entered into a Consulting Agreement dated November 20, 2020 (the “Consulting Agreement”), pursuant to which Plaintiff was engaged to provide certain sales and marketing services to that Company. As a condition of this Consulting Agreement, Plaintiff was paid a monthly fee and was granted restricted shares of the common stock of the former company that were subject to certain vesting conditions tied to Plaintiff’s service under the Consulting Agreement. The Consulting Agreement also contained provisions that enabled the former company to terminate the Consulting Agreement without cause after 10 days’ written notice. In September 2021, the former company exercised its right to terminate the Consulting Agreement because management of the former company at the time of termination was dissatisfied with the quality of Plaintiff’s services under the Consulting Agreement. Specifically, management of the former company at the time of termination received complaints from third parties that Plaintiff behaved inappropriately in meetings where Plaintiff made presentations to potential clients and vendors on behalf of the former company. In contrast, Plaintiff alleges, among other things, that the Defendants improperly misclassified Plaintiff as an independent contractor, that certain of the former company’s executive officers committed sexual harassment and defamation and that Defendants unlawfully terminated Plaintiff. A jury trial has been set for May 26, 2023. The Company believes it should not be a party to the lawsuit since the former company, including its operations, officers, employees, contractors, assets, and liabilities were all spun out as part of or as a result of the Spin Out Agreement dated July 23, 2021, and the Plaintiff never contracted with or was employed by the current Company. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

THE COMPANY

Corporate History and General Information

Electronic Servitor Publication Network Inc. (formerly CannAssist International Corp.) was incorporated on May 17, 2017, under the laws of the State of Delaware. The Company's corporate offices are located at 400 1ST Ave N., Ste. 100, Minneapolis, MN 55401. The Company's email website is www.xespn.com. The Company’s telephone number is (833) 991-0800 The Company’s common stock trades on the OTCQB Venture Market under the stock ticker symbol XESP.

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

Property

All operations occur at Company’s corporate facilities in Minneapolis, MN, located at:

400 1ST Ave N., Ste. 100

Minneapolis, MN 55401

or in remote offices of the employees.

At this time management permits the Company to use these premises free of charge.

Intellectual Property

As initially reported on the Company’s Current Form 8-K filed on July 28, 2021, the Company entered into a Technology License Agreement dated July 23, 2021 (the “License Agreement”) with Phitech Management, LLC, an affiliate of the Company (“Licensor”), whereby the Licensor granted to the Company an exclusive worldwide license (the “License”) to use, market, promote and distribute certain technology related patent applications, related trade-secrets and associated knowhow, including methods, techniques, specifications, procedures, information, systems, knowledge and business processes required to practice and carry on business in the field of data collection, security and management (the “Technology”) at Closing (as defined in the License Agreement, which is incorporated herein by reference). The licensed territory includes the E-Gaming and E-Sports industry served by the Company or its parent and affiliates, in all geographic or geopolitical areas (worldwide) unless expressly prohibited by law. The initial term of the License is 10-years (the “Initial Term”) and shall automatically be renewed for successive 1-year terms (each, a “Renewal Term”) unless the Company elects to terminate the License by giving 30 days’ written notice prior to commencement of a Renewal Term. In exchange for the License of the Technology, the Company shall issue to the Licensor 10,000,000 restricted shares of its common stock (which is an amount equal to $2,500,000 divided by $0.25, which was the closing market price of the Company’s common stock on the trading day prior to the effective date of the License Agreement).

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

Employees

Currently, the Company has three employees.

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

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

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

Reports to Security Holders

In July 2017, the Company (as Iris Grove Acquisition Corporation) filed a Form 10-12G general registration of securities pursuant to the Exchange Act and is a reporting company pursuant such Act and files with the SEC quarterly and annual reports and management shareholding information. The Company will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

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

Minneapolis, MN 55401

or in remote offices of the employees.

Management permits the Company to use these premises at no cost to the Company. Currently, this space is sufficient to meet our needs, however, once we expand our business to a significant degree, we will have to find a larger space. We do not foresee any significant difficulties in obtaining any required additional space. We do not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS.

On November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the former company’s (CannAssist International Corp.) executive officers (collectively, the “Defendants”). The Plaintiff and the former company (CannAssist International Corp.) entered into a Consulting Agreement dated November 20, 2020 (the “Consulting Agreement”), pursuant to which Plaintiff was engaged to provide certain sales and marketing services to that Company. As a condition of this Consulting Agreement, Plaintiff was paid a monthly fee and was granted restricted shares of the common stock of the former company that were subject to certain vesting conditions tied to Plaintiff’s service under the Consulting Agreement. The Consulting Agreement also contained provisions that enabled the former company to terminate the Consulting Agreement without cause after 10 days’ written notice. In September 2021, the former company exercised its right to terminate the Consulting Agreement because management of the former company at the time of termination was dissatisfied with the quality of Plaintiff’s services under the Consulting Agreement. Specifically, management of the former company at the time of termination received complaints from third parties that Plaintiff behaved inappropriately in meetings where Plaintiff made presentations to potential clients and vendors on behalf of the former company. In contrast, Plaintiff alleges, among other things, that the Defendants improperly misclassified Plaintiff as an independent contractor, that certain of the former company’s executive officers committed sexual harassment and defamation and that Defendants unlawfully terminated Plaintiff. A jury trial has been set for May 26, 2023. The Company believes it should not be a party to the lawsuit since the former company, including its operations, officers, employees, contractors, assets and liabilities were all spun out as part of or as a result of the Spin Out Agreement dated July 23, 2021, and the Plaintiff never contracted with or was employed by the Company. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB® Venture Market (1) (2)
Quarter Ended	High	Low
September 30, 2021	$0.50	$0.15
December 31, 2021	$0.75	$0.16
March 31, 2022	$0.39	$0.39
June 30, 2022	$0.15	$0.15
September 30, 2022	$0.165	$0.165
December 30, 2022	$0.066	$0.066

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)	The source of these quotations is OTCMarkets.com.

Stockholders

As of the date of this report, there were approximately 73 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2022, the Company did not have any compensation plans under which our Common Stock was authorized for issuance; provided, however, the Company issued stock options to certain affiliates of the Company as follows:

In the first quarter of 2022, the Company entered into an Employment Agreement with Anthony Sanneh, a former officer of the Company. Under this Employment Agreement, the Company issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant.

In the first quarter of 2022, the Company entered into an Employment Agreement with Thomas Spruce, an officer and sole director of the Company. Under this Employment Agreement, the Company issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. In the first quarter of 2023, the Company entered into a new Employment Agreement with Mr. Spruce. Under this new Employment Agreement, the Company issued options to purchase 1,750,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting with respect to the first 250,000 shares on February 1, 2023 and vesting with respect to the remaining 1,500,000 shares in installments of 125,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 250,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service. The options have an expiry date of 10 years from the date of grant.

In the last quarter of 2022, the Company entered into an Employment Agreement with Jim Kellogg, an officer of the Company. Under this Employment Agreement, the Company issued options to purchase 300,000 restricted shares of the Company’s common stock at a strike price of $0.10 per share, vesting with respect to 25% of the shares after 3 months of continuous service after November 16, 2022 and with respect to 25% of the shares every 3 months thereafter.

In the first quarter of 2023, the Company entered into an Employment Agreement with Peter Hager, an officer of the Company. Under this Employment Agreement, the Company issued options to purchase 6,400,000 restricted shares of the Company’s common stock at a strike price of $0.06 per share and options to purchase 1,000,000 restricted shares of the Company’s common stock, at the commencement of his first renewal term of service. The options to purchase 6,400,000 restricted shares shall vest with respect to the first 400,000 shares on February 1, 2023, with the remaining 6,000,000 shares vesting in installments of 500,000 shares per fiscal quarter for each quarter of continuous service, beginning on April 1, 2023.

In the first quarter of 2023, the Company entered into an Advisor Agreement with Greg Shockey, an advisor of the Company. Under this Advisor Agreement, the Company issued options to purchase 3,660,000 restricted shares of the Company’s common stock at a strike price of $0.06 per share. The options shall vest with respect to the first 60,000 shares on February 1, 2023, with the remaining 3,600,000 shares vesting in installments of 300,000 shares per fiscal quarter for each quarter of continuous service, beginning on April 1, 2023.

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

In the first quarter of 2022, the Company entered into an Employment Agreement with Anthony Sanneh, a former officer of the Company. Under this Employment Agreement, the Company issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In the first quarter of 2022, the Company entered into an Employment Agreement with Thomas Spruce, an officer and sole director of the Company. Under this Employment Agreement, the Company issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. In the first quarter of 2023, the Company entered into a new Employment Agreement with Mr. Spruce. Under this new Employment Agreement, the Company issued options to purchase 1,750,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting with respect to the first 250,000 shares on February 1, 2023 and vesting with respect to the remaining 1,500,000 shares in installments of 125,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 250,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service. The options have an expiry date of 10 years from the date of grant. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In the last quarter of 2022, the Company entered into an Employment Agreement with Jim Kellogg, an officer of the Company. Under this Employment Agreement, the Company issued options to purchase 300,000 restricted shares of the Company’s common stock at a strike price of $0.10 per share, vesting with respect to 25% of the shares after 3 months of continuous service after November 16, 2022 and with respect to 25% of the shares every 3 months thereafter. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In the first quarter of 2023, the Company entered into an Employment Agreement with Peter Hager, an officer of the Company. Under this Employment Agreement, the Company issued options to purchase 6,400,000 restricted shares of the Company’s common stock at a strike price of $0.06 per share and options to purchase 1,000,000 restricted shares of the Company’s common stock, at the commencement of his first renewal term of service. The options to purchase 6,400,000 restricted shares shall vest with respect to the first 400,000 shares on February 1, 2023, with the remaining 6,000,000 shares vesting in installments of 500,000 shares per fiscal quarter for each quarter of continuous service, beginning on April 1, 2023. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In the first quarter of 2023, the Company entered into an Advisor Agreement with Greg Shockey, an advisor of the Company. Under this Advisor Agreement, the Company issued options to purchase 3,660,000 restricted shares of the Company’s common stock at a strike price of $0.06 per share. The options shall vest with respect to the first 60,000 shares on February 1, 2023, with the remaining 3,600,000 shares vesting in installments of 300,000 shares per fiscal quarter for each quarter of continuous service, beginning on April 1, 2023. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

ITEM 6. [RESERVED]

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

Overview

Electronic Servitor Publication Network Inc. (formerly CannAssist International Corp.) was incorporated on May 17, 2017, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a managed services company providing digital activation and engagement solutions to established and developing companies that seek to optimize their digital customer engagement strategies. The Company's managed services are powered by a proven, proprietary tech stack - the Digital Engagement Engine (or DE²). This technology provides intelligent interaction management, dynamic content provisioning, and a logic-driven workflow which creates digital experiences that accelerate an audience from awareness to action, no matter what programs and processes that the client already has in place.

The Company's corporate offices are located at 400 1ST Ave N., Ste. 100, Minneapolis, MN 55401. The Company's email website is www.xespn.com. The Company’s telephone number is (883) 991-0800.

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

On November 20, 2022, the Board approved the Company’s amended and restated By-laws. On and after the effective date of the By-laws, the annual meeting of the Company’s stockholder, shall be held annually on a date and at a time, and via a format (in person, conference call, video conference etc.) designated by the board of directors and stated in a notice of the meeting. Prior to the amendment, the annual meeting was held on the third Thursday of May of each calendar year at 10:30 am. Pursuant to the amended and restated By-laws, notice of the meeting may now be served to stockholders by electronic transmission, upon receipt of confirmation. Further, notice for special meetings of the Company’s board of directors may now be given with no less than 24 hours by email or text, in addition to notice in person, by letter or telephone call. The Company’s officers, pursuant to the amended and restated By-laws will be comprised of a chief executive officer, a president, a chief operating officer, a chief financial officer, a secretary, a treasurer, a controller, and/or such other officers as may from time to time be elected or appointed by the board of directors. Consequently, new descriptions for the offices of chief operations officer and chief financial officer have been included to the By-laws under Sections 4.7 and 4.8, respectively. The amended and restated By-laws also include an indemnification provision to indemnify the Company’s officers and directors to the maximum extent and in the manner permitted by the General Corporation Law of Delaware.

The Company anticipates that it would need approximately $1,500,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan. In addition to revenues generated from sales, the Chief Operating Officer and several shareholders may fund the Company’s operations, if needed, during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations.

As of December 31, 2022, the Company had generated revenues of $0. At December 31, 2022, the Company had a total net loss of $447,250 and had an accumulated deficit of $6,362,481.

For the period ended December 31, 2022, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Revenues and Losses

During the year ended December 31, 2022, the Company posted revenues of $0. For that same year ended, total operating expenses were $441,761, consisting of general and administrative expenses of $19,672, professional fees of $73,800 and stock-based compensation fees of $348,289. Loss from operations and before income taxes totaled $441,761. Other expenses consisted of $5,489 in interest expense. After income tax expense of $0, the Company generated a net loss from continuing operations of $447,250, and a total net loss of $$447,250.

Liquidity and Capital Resources

The Company had total assets of $17,139.

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

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In the interim, the Company plans to rely on its primary shareholder to continue his commitment to fund the Company’s continuing operating requirements. Management anticipates a total capital raise of $1,500,000 over the course of the following four consecutive quarters through private placements; provided, however, that the Company will require a minimum of $1,500,000 for the next 12 months to fund its operations, which will be used to fund expenses related to Platform Finalization Costs, Initial Marketing, Furniture, Fixtures, and Equipment, Working Capital, Professional Fees and Licensure and Miscellaneous Development Costs. Management believes that this capital would allow the Company to meet its operating cash requirements and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company and allow the Company to achieve overall sustainable profitability.

Discussion of the Year Ended December 31, 2022, as compared to the Year Ended December 31, 2021

For the years ended December 31, 2022 and 2021, all of revenue and cost of revenue have been included in the loss from discontinued operations (refer to Note 10).

During the year ended December 31, 2022, the Company posted operating expenses from continuing operations of $441,761, consisting of general and administrative expenses of $19,672, professional fees of $73,800 and stock-based compensation of $348,289. For the year ended December 31, 2021, all operating expense have been included in the loss from discontinued operations (refer to Note 10).

During the year ended December 31, 2022, the Company posted a net loss of $447,250 from continuing operations for a total net loss for the year of $447,250, compared to a net loss of $166,077 from discontinued operations for the year ended December 31, 2021.

During the year ended December 31, 2022, the Company used $63,134 of cash in operating activities and generated $80,273 in cash from financing activities. The Company did not use or generate any cash in investing activities.

Plan of Operations

For the next few months, the Company will be focusing on developing and launching its platform, marketing and identifying customers.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In the interim, the Company plans to rely on its primary shareholder to continue his commitment to fund the Company’s continuing operating requirements. Management anticipates a total capital raise of $1,500,000 over the course of the following four consecutive quarters through private placements; provided, however, that the Company will require a minimum of $1,500,000 for the next 12 months to fund its operations, which will be used to fund expenses related to Platform Finalization Costs, Initial Marketing, Furniture, Fixtures, and Equipment, Working Capital, Professional Fees and Licensure and Miscellaneous Development Costs. Management believes that this capital would allow the Company to meet its operating cash requirements and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company and allow the Company to achieve overall sustainable profitability.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company has developed a technology platform that is specifically designed for digital activation and engagement. The platform’s functionality will allow its clients to better engage with their audiences on a global level. The platform will also provide in depth engagement analytics.

The Company plans to generate its profits via several revenue streams that will generate recurring streams of revenue for the business on a defined periodic basis.

Alternative Financial Planning

As of December 31, 2022, the Company had cash available of $17,139.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we had failed to adequately invest in personnel and systems to accumulate, record and properly report on our results of operations.

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

Management assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The following is a summary of our material weaknesses as of December 31, 2022:

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Peter Hager	53	Chief Executive Officer and President	2023

Thomas Spruce	67	Chief Operations Officer, Secretary, and sole Director	2022

Jim Kellogg	64	Chief Financial Officer	2022

Peter Hager

Chief Executive Officer and President

Peter Hager, age 53, is a seasoned business executive with 30 years of cross industry leadership experience in executive management, sales, marketing, and technology. He has a track record of success in providing services to Fortune 500 companies, such as United Health Group, Boston Scientific, Johnson & Johnson, Medtronic, Wells Fargo, 3M, Target, Cargill, Land O’ Lakes, and General Mills. Since 2003, Peter Hager served in various roles including as President, CEO, and Chairman of Pointward, Inc. which is a MedTech Customer Engagement Agency. Mr. Hager has also served as past or current director and founding member for multiple technology, professional services, and MedTech organizations, including PhiTech Management, iSight Therapeutics, TeamNet Systems, and Bluestem Technologies. Mr. Hager holds a Bachelor of Arts degree in economics and psychology from Macalester College in Saint Paul, Minnesota.

Thomas Spruce

Chief Operating Officer, Secretary, and sole Director

Thomas Spruce, age 67, is the Chief Operations Officer, Secretary, and sole Director. Mr. Spruce has decades of experience in large corporations, small companies, and start-ups in a variety of sales management, operations management, business development, and consulting roles with product and service businesses. From 2008 to the present, Mr. Spruce has served as the President and CEO of His Speed, Inc., a company that specializes in business management, development, and consulting. Prior to 2008, Mr. Spruce served in management positions at the Principle Pharmacy Group, MediqPRN/Hill-Rom and Owen Healthcare/Cardinal Health, where he managed sales, operations management, business transition, integrated sales, and enterprise account management. Mr. Spruce has a Bachelor of Sciences in Pharmacy from the University of Arkansas, is a licensed pharmacist, is a Board Member at The Victory Way, has served as Board Chairman of the Dean’s Advisory Council- Western University School of Pharmacy and was a Fellow at the American College of Healthcare Executives.

Jim Kellogg

Chief Financial Officer

Since its inception in January of 2005, Mr. Kellogg, age 64, has served as the principal of J. Kellogg & Company, Inc., a business and tax consultant for business entities with annual gross sales of up to $10,000,000. Mr. Kellogg has provided legal support to clients’ business valuations, business interruption and divorce property valuations. He personally interviews, prepares and reviews approximately 1,000 personal, business, and fiduciary tax returns on an annual basis. Mr. Kellogg has been working as a professional tax adviser since 1983. Mr. Kellogg obtained his JD from the Western State University College of Law in Fullerton, California, with an emphasis on taxation in 1995, and was certified as a financial planner by the College for Financial Planning in Denver, Colorado in 1990.

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

Director Compensation

Aside from stock options disclosed above, directors do not receive any compensation for serving on the Board of Directors.

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

Legal Proceedings

On November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the Company’s former executive officers (collectively, the “Defendants”). The Plaintiff and the Company (as CannAssist International Corp.) entered into a Consulting Agreement dated November 20, 2020 (the “Consulting Agreement”), pursuant to which Plaintiff was engaged to provide certain sales and marketing services to the Company. As a condition of this Consulting Agreement, Plaintiff was paid a monthly fee and was granted restricted shares of the common stock of the Company that were subject to certain vesting conditions tied to Plaintiff’s service under the Consulting Agreement. The Consulting Agreement also contained provisions that enabled the Company to terminate the Consulting Agreement without cause after 10 days’ written notice. In September 2021, the Company exercised its right to terminate the Consulting Agreement because management of the Company at the time of termination was dissatisfied with the quality of Plaintiff’s services under the Consulting Agreement. Specifically, management of the Company at the time of termination received complaints from third-parties that Plaintiff behaved inappropriately in meetings where Plaintiff made presentations to potential clients and vendors on behalf of the Company. In contrast, Plaintiff alleges, among other things, that the Defendants improperly misclassified Plaintiff as an independent contractor, that certain of the Company’s former executive officers committed sexual harassment and defamation and that Defendants unlawfully terminated Plaintiff. A jury trial has been set for May 26, 2023. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Identification of Significant Employees

The Company currently has three employees, not including independent consultants.

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

In the last quarter of 2022, the Company entered into an Employment Agreement with Jim Kellogg, an officer of the Company. The agreement has a term of 1 year and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this agreement, the Company pays a base salary of $1.00 per year and the Company issued options to purchase 300,000 restricted shares of the Company’s common stock at a strike price of $0.10 per share, vesting with respect to 25% of the shares after 3 months of continuous service after November 16, 2022, and with respect to 25% of the shares every 3 months thereafter. The options have an expiry date of 10 years from the date of grant.

In the first quarter of 2023, the Company entered into an Advisor Agreement with Greg Shockey, which supersedes his previous Advisor Agreement with the Company, whereby, in exchange for business development and strategy consulting, investor relations, and facilitating meetings with targeted investors, as well as other services, the Company agreed to issue Greg Shockey options to purchase 60,000 restricted shares of common stock at signing and an additional 1,200,000 shares of restricted common stock every year thereafter. The 3,660,000 restricted shares of the Company’s common stock, for an exercise price of $0.06 per share, shall vest as follows: 60,000 shares on February 1, 2023, and the remaining 3,600,000 shall vest in installments of 300,000 shares per fiscal quarter with the first vesting date of April 1, 2023. The options have an expiry date of 10 years from the date of grant.

In the first quarter of 2023, Peter Hager was appointed as the Company’s President and Chief Executive Officer. The Company entered into an Employment Agreement with Mr. Hager. The agreement has a term of 3 years and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this agreement, the Company pays a base salary of 2.5% of the Company’s revenue up to a maximum of $480,000.00 per year and granted Mr. Hager options to purchase 6,400,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting with respect to the first 400,000 shares on February 1, 2023 and vesting with respect to the remaining 6,000,000 shares in installments of 500,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 1,000,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service. The options have an expiry date of 10 years from the date of grant. In addition, Mr. Hager may be entitled to an annual bonus if the Company’s EBITDA exceeds the forecasted EBITDA approved by the board at the beginning of the year.

In the first quarter of 2023, Thomas Spruce, an officer and director of the Company, entered into an Employment Agreement with the Company, which supersedes his previous Employment Agreement with the Company. The agreement has a term of 3 years and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this agreement, the Company pays a base salary of 1.25% of the Company’s revenue up to a maximum of $240,000.00 per year and Mr. Spruce was granted options to purchase 1,750,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting with respect to the first 250,000 shares on February 1, 2023 and vesting with respect to the remaining 1,500,000 shares in installments of 125,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 250,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service. The options have an expiry date of 10 years from the date of grant. In addition, Mr. Spruce may be entitled to an annual bonus if the Company’s EBITDA exceeds the forecasted EBITDA approved by the board at the beginning of the year.

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

The aforementioned equity awards were outstanding as of fiscal year-end.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the SEC and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2022, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them, aside from Mr. Jim Kellogg, who has yet to file his initial Section 16(a) report after his appointment as Chief Financial Officer of the Company.

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

COMMON STOCK

	Common Shares	Percentage
	Owned	of Class (1)

Peter Hager (1) (2) (5)	0	0.00%
Chief Executive Officer

Thomas Spruce (1) (2) (3) (6) (7)	15,000	0.07%
Chief Operations Officer, Secretary and sole Director

Jim Kellogg (1) (2) (4)	0	0.00%
Chief Financial Officer

Mark Palumbo (1) (8) (9)	2,300,000	10.73%
Former Chief Executive Officer, Former Treasurer and Former Secretary

Marla Palumbo (1) (8) (9)	1,200,000	5.60%
Former President

Phitech Management LLC (1) (2) (10)	10,000,000	46.69%
>5% Common Stock Shareholder

Spruce Solutions LLC (1) (2) (11)	522,500	2.43%
Held by Affiliate

(1)	Based on 21,416,001 common stock shares issued and outstanding as of the date of this Annual Report.

(2)	This individual and/or entity’s address is 400 1st Ave N., Ste. 100, Minneapolis MN 55401.

(3)	This individual owns options to acquire 500,000 shares of the common stock of the Company at a strike price of $0.39 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(4)	This individual owns options to acquire 300,000 shares of the common stock of the Company at a strike price of $0.10 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(5)	This individual owns options to acquire 6,400,000 shares of the common stock of the Company at a strike price of $0.06 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(6)	This individual owns options to acquire 1,750,000 shares of the common stock of the Company at a strike price of $0.06 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(7)	These shares are owned by the Spruce Family Trust, which is controlled by Mr. Spruce.

(8)	This individual’s address is 855 South Mission Avenue, Suite #K400, Fallbrook, CA 92028.

(9)	These individuals are married.

(10)	Peter Hager is the controlling affiliate of this entity.

(11)	Thomas Spruce is the controlling affiliate of this entity.

SERIES A PREFERRED STOCK

	Series A Preferred Shares Owned	Percentage of Class (1)
Forty 7 Select Holdings LLC (1) (2) (3) (4)	1,000	100%
>5% Series A Preferred Stock Shareholder

(1)	Based on 1,000 Series A Preferred Stock shares outstanding.

(2)	Consists of 1,000 shares of Series A Preferred Stock, purchased at par value, which, voting together as a class, have the right to vote 60% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least a majority of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

(3)	This entity’s address is 31878 Del Obispo 118-331, San Juan Capistrano, CA 92675.

(4)	Greg Shockey is the controlling affiliate of this entity.

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

On July 23, 2021, the Company and Mark Palumbo entered into a Spin-Off Agreement (the “Spin-Off Agreement”) whereby, at the Closing (as defined in the Spin-Off Agreement, which is incorporated by reference), the Company shall transfer 100% of the issued and outstanding membership units of Xceptor LLC, an entity that was a wholly-owned subsidiary of the Company, to Mark Palumbo for nominal consideration as a condition of the Change-in-Control of the Company (the “Spin-Off”). Furthermore, at the Closing, that certain Technology License Agreement entered into by and between the Company and Mark Palumbo dated April 29, 2019 (the “Palumbo License Agreement”) shall be terminated and the Company shall assign all rights to the underlying Intellectual Property (as defined in the Palumbo License Agreement) to Mark Palumbo. On October 9, 2021, the Closing of the Spin-Off Agreement (as amended by that certain Bill of Sale and Acknowledgement of Closing of the Spin-Off Agreement attached as an exhibit to the Company’s Current Report on Form 8-K filed on October 18, 2022, and incorporated herein by reference) occurred whereby 100% of the issued and outstanding membership units of Xceptor LLC was transferred to Mark Palumbo.

In the first quarter of 2022, the Company entered into an Employment Agreement with Anthony Sanneh, a former officer of the Company. This Employment Agreement has a term of 2 years and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this Employment Agreement, the Company pays a base salary of $1.00 per year and issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1.5 years contingent upon service and have an expiry date of 10 years from the date of grant. In the event that the agreement is renewed, an additional 125,000 options to purchase restricted shares of the Company’s common stock were to be issued for each 6-month renewal term at a strike price equal to the fair market value of the Company’s common stock on the trading day prior to the grant of the options, however, Mr. Sanneh is no longer an officer of the Company.

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

In the last quarter of 2022, the Company entered into an Employment Agreement with Jim Kellogg, an officer of the Company. The agreement has a term of 1 year and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this agreement, the Company pays a base salary of $1.00 per year and the Company issued options to purchase 300,000 restricted shares of the Company’s common stock at a strike price of $0.10 per share, vesting with respect to 25% of the shares after 3 months of continuous service after November 16, 2022 and with respect to 25% of the shares every 3 months thereafter. The options have an expiry date of 10 years from the date of grant.

In the first quarter of 2023, the Company entered into an Advisor Agreement with Greg Shockey, which supersedes his previous Advisor Agreement with the Company, whereby, in exchange for business development and strategy consulting, investor relations, and facilitating meetings with targeted investors, as well as other services, the Company agreed to issue Greg Shockey options to purchase 60,000 restricted shares of common stock at signing and an additional 1,200,000 shares of restricted common stock every year thereafter. The 3,660,000 restricted shares of the Company’s common stock, for an exercise price of $0.06 per share, shall vest as follows: 60,000 shares on February 1, 2023 and the remaining 3,600,000 shall vest in installments of 300,000 shares per fiscal quarter with the first vesting date of April 1, 2023. The options have an expiry date of 10 years from the date of grant.

In the first quarter of 2023, Peter Hager was appointed as the Company’s President and Chief Executive Officer. The Company entered into an Employment Agreement with Mr. Hager. The agreement has a term of 3 years and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this agreement, the Company pays a base salary of 2.5% of the Company’s revenue up to a maximum of $480,000.00 per year and granted Mr. Hager options to purchase 6,400,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting with respect to the first 400,000 shares on February 1, 2023 and vesting with respect to the remaining 6,000,000 shares in installments of 500,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 1,000,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service. The options have an expiry date of 10 years from the date of grant. In addition, Mr. Hager may be entitled to an annual bonus if the Company’s EBITDA exceeds the forecasted EBITDA approved by the board at the beginning of the year.

In the first quarter of 2023, Thomas Spruce, an officer and director of the Company, entered into an Employment Agreement with the Company, which supersedes his previous Employment Agreement with the Company. The agreement has a term of 3 years and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this agreement, the Company pays a base salary of 1.25% of the Company’s revenue up to a maximum of $240,000.00 per year and Mr. Spruce was granted options to purchase 1,750,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting with respect to the first 250,000 shares on February 1, 2023 and vesting with respect to the remaining 1,500,000 shares in installments of 125,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 250,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service. The options have an expiry date of 10 years from the date of grant. In addition, Mr. Spruce may be entitled to an annual bonus if the Company’s EBITDA exceeds the forecasted EBITDA approved by the board at the beginning of the year.

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

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, the Company does not have any independent directors. Our sole director, Thomas Spruce, is also an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $43,000 for fiscal year ended December 31, 2022, and $35,000 for fiscal year ended December 31, 2021.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were nil for fiscal years ended December 31, 2022 and 2021, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were nil for fiscal years ended December 31, 2022 and 2021, respectively.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were nil for fiscal years ended December 31, 2022 and 2021, respectively.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2022 and 2021

Statements of Operations for the years ended December 31, 2022 and December 31, 2021

Statements of Cash Flows for the years ended December 31, 2022 and December 31, 2021

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2022 and December 31, 2021

Notes to Financial Statements

EXHIBITS

3.1	Certificate of Incorporation (previously filed on Form 10-12G on January 18, 2017 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.)

3.2	By-laws (previously filed on Form 10-12G on January 18, 2017 as the exhibit number listed here, and incorporated herein by this reference.)

3.3	Amendment to Certificate of Incorporation (previously filed on Form S-1 on October 22, 2018 as the same exhibit number listed here, and incorporated herein by this reference.)

3.4	Series A Certificate of Designation filed with the Secretary of State of Delaware on May 6, 2019 (previously filed on Form 8-K on March 30, 2020 as Exhibit 3.4, and incorporated herein by this reference.)

3.5	Amendment to Certificate of Incorporation (previously filed on Form 8-K on October 12, 2021 as an exhibit and incorporated herein by this reference.)

3.6	First Amended and Restated By-laws (previously filed on Form 8-K on November 21, 2022 as Exhibit 99.3, and incorporated herein by this reference.)

10.1	Technology License Agreement between the Company and Phitech Management LLC (previously filed on Form 8-K on July 28, 2021 as the same exhibit number listed here, and incorporated herein by this reference.)

10.2	Spin Off Agreement between the Company and Mark Palumbo (previously filed on Form 8-K on July 28, 2021 as the same exhibit number listed here, and incorporated by this reference.)

10.3	Employment Agreement with Jim Kellogg (previously filed on Form 8-K on November 21, 2022 as Exhibit 99.1, and incorporated herein by this reference.)

10.4	Stock Option Grant and Stock Option Agreement with Jim Kellogg (previously filed on Form 8-K on November 21, 2022 as Exhibit 99.2, and incorporated herein by this reference.)

10.5	Advisor Agreement with Greg Shockey (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.1, and incorporated herein by this reference.)

10.6	Stock Option Grant and Stock Option Agreement with Greg Shockey (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.2, and incorporated herein by this reference.)

10.7	Employment Agreement with Peter Hager (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.3, and incorporated herein by this reference.)

10.8	Stock Option Grant and Stock Option Agreement with Peter Hager (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.4, and incorporated herein by this reference.)

10.9	Employment Agreement with Thomas Spruce (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.5, and incorporated herein by this reference.)

10.10	Stock Option Grant and Stock Option Agreement with Thomas Spruce (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.6, and incorporated herein by this reference.)

31.1*	Rule 15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 15d-14(a) Certification Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in Minneapolis, MN, thereunto duly authorized, on March 29, 2023.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

By:	/s/ Peter Hager
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jim Kellogg
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Jim Kellogg
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2023.

By:	/s/ Peter Hager
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jim Kellogg
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Jim Kellogg
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Thomas Spruce	Director	March 29, 2023

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Electronic Servitor Publication Network, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Electronic Servitor Publication Network, Inc. (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2018

Lakewood, CO

March 29, 2023

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$17,139	$—

Total assets	$17,139	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$49,680	$13,853
Loans payable	52,630	—
Due to a related party	50,268	22,625
Total current liabilities	152,578	36,478

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 21,416,001 shares issued and outstanding	2,142	2,142
Additional paid in capital	6,224,900	5,876,611
Accumulated deficit	(6,362,481)	(5,915,231)
Total Stockholders’ deficit	(135,439)	(36,478)

Total Liabilities and Stockholders’ Deficit	$17,139	$—

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Operating expenses:
General and administrative	$19,672	$11,033
Professional fees	73,800	25,445
Licensing expense	—	2,500,000
Stock based compensation	348,289	—
Total operating expenses	441,761	2,536,478

Loss from operations	(441,761)	(2,536,478)

Other expense:
Interest expense	(5,489)	—
Gain from spinoff of assets and liabilities	—	120,725
Total other expense	(5,489)	120,725

Loss before provision for income taxes	(447,250)	(2,415,753)
Provision for income taxes	—	—

Net loss from continuing operations	(447,250)	(2,415,753)
Net loss from discontinued operations	—	(166,076)

Net loss	$(447,250)	$(2,581,829)

Loss per share, basic and diluted, from continuing operations	$(0.00)	$(0.14)
Loss per share, basic and diluted, from discontinued operations	$—	$(0.01)
Loss per share, basic and diluted	$(0.00)	$(0.15)

Weighted average shares outstanding, basic and diluted	21,416,001	17,719,642

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENT OF CHANGES OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2022 and 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	1,000	$—	18,775,000	$1,878	$3,253,525	$(3,333,402)	$(77,999)
Common stock issued for services	—	—	75,000	7	6,743	—	6,750
Common stock issued for debt conversion	—	—	58,000	6	14,494	—	14,500
Common stock units sold for cash	—	—	8,001	1	1,999	—	2,000
Shares cancelled – related party	—	—	(7,500,000)	(750)	750	—
Contributed capital – related party	—	—	—	—	100,100	—	100,100
Common stock issued for licensing agreement	—	—	10,000,000	1,000	2,499,000	—	2,500,000
Net loss	—	—	—	—	—	(2,581,829)	(2,581,829)
Balance, December 31, 2021	1,000	—	21,416,001	2,142	5,876,611	(5,915,231)	(36,478)
Stock option expense	—	—	—	—	348,289	—	348,289
Net loss	—	—	—	—	—	(447,250)	(447,250)
Balance, December 31, 2022	1,000	$—	21,416,001	$2,142	$6,224,900	$(6,362,481)	$(135,439)

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(447,250)	$(2,581,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	348,289	—
Stock issued for licensing agreement	—	2,500,000
Loss from discontinued operations	—	166,076
Changes in Operating Assets and Liabilities:
Accounts payable and accruals	35,827	13,853
Operating activities from discontinued operations	—	(198,613)
Net cash used by operating activities	(63,134)	(100,513)

Cash flows from Investing activities:	—	—

Cash flows from Financing activities:
Proceeds from loans - related party	27,643	22,625
Contributed capital – related party	—	100,100
Proceeds from sale of common stock	—	2,000
Proceeds from loans payable	52,630	—
Financing activities from discontinued operations	—	(24,212)
Net cash provided by financing activities	80,273	100,513

Net change in cash	17,139	—
Cash, beginning of year	—	—
Cash, end of year	$17,139	$—

Cash Paid For:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

The Company’s business focuses on driving growth for Brands through effective digital interactions within current and new communities. The Company’s proprietary technology, the Digital Engagement Engine, utilizes a combination of automation, unique data management, and a modern workflow built on a microservices architecture to achieve greater reach and lift for content providers.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2022 and 2021.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2022 and 2021, there are no dilutive shares.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2022, and 2021, no liability for unrecognized tax benefits was required to be reported.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no current source of revenue and an accumulated deficit of $6,362,481 as of December 31, 2022. The Company’s continuation as a going concern is dependent upon its ability to generate revenue to satisfy its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations, or its ability to sell its services to generate consistent profitability. In order to maintain operations, the Company may have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – NOTE PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matures in one year and bears interest at 6% per annum. As of December 31, 2022, there is $372 of interest accrued on this note.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matures in one year and bears interest at 6% per annum. As of December 31, 2022, there is $370 of interest accrued on this note.

On June 10, 2022, the Company issued a note payable for $7,630 to a third party. The note matures in 6 months and bears interest at 10% per annum. As of December 31, 2022, there is $426 of interest accrued on this note.

On October 18, 2022, the Company issued a note payable for $25,000 to a third party. The note matures in one year and bears interest at 8% per annum. As of December 31, 2022, there is $405 of interest accrued on this note.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, Forty 7 Select Holdings LLC (“Forty 7”) advanced the Company $27,643, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of December 31, 2022, the balance due to Forty 7 is $50,268.

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

On November 16, 2022, the Company entered into an Employment Agreement with Jim Kellogg, which granted Mr. Kellogg options to purchase 300,000 restricted shares of the Company’s common stock at a strike price of $0.10 per share. The options vest over a period of 1 year contingent upon service and expire 10 years from the date of grant.

Options issued with the following inputs:

Options	300,000
Share price	$0.10
Exercise Price	$0.10
Term	10 years
Volatility	197.68%
Risk Free Interest Rate	3.67%
Dividend rate	—

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

Activity for the year ended December 31, 2022, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	—	$—	—	$—
Granted	2,030,000	$0.36	10	$—
Expired	(250,000)	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2022	1,780,000	$0.35	9.81	$—
Exercisable at December 31, 2022	1,190,000	$0.32	9.81	$—

Range of Exercise Prices	Number Outstanding 12/31/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.10 – 0.39	1,780,000	9.38 years	$0.31

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	150,836	$0.25	7.97	$—
Granted	2,667	$0.25	5.00	$—
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2021	153,503	$0.25	6.92	$—
Granted	—	$—	—0	$—
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2022	153,503	$0.25	6.43	$—
Exercisable at December 31, 2022	153,503	$0.25	6.17	$—

Range of Exercise Prices	Number Outstanding 12/31/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	153,503	5.92 years	$0.25

NOTE 9 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31:

	2022	2021
Federal income tax benefit attributable to:
Current operations	$94,000	$529,000
Less: valuation allowance	(94,000)	(529,000)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2022	2021
Deferred Tax Assets:
NOL Carryover	$1,336,000	$1,242,000
Less valuation allowance	(1,336,000)	(1,242,000)
Net deferred tax assets	$—	$—

At December 31, 2022, the Company had net operating loss carry forwards of approximately $2,776,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company can carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2022, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 10 - DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the statements of operations. The results of operations from discontinued operations for the year ended December 31, 2021, have been reflected as discontinued operations in the statements of operations, and consist of the following.

For year ended December 31, 2021
Revenue - discontinued operations	$515,500
Cost of revenue - discontinued operations	322,820
Gross margin	192,680
Expenses of discontinued operations:
General and administrative	268,206
Professional fees	63,730
Interest expense	26,821
Total expenses of discontinued operations	358,757

Net loss from discontinued operations	$(166,077)

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements other than the following.

On February 1, 2023, the Company entered into an Advisor Agreement with Greg Shockey, which supersedes his previous Advisor Agreement with the Company, whereby, in exchange for business development and strategy consulting, investor relations, and facilitating meetings with targeted investors, as well as other services, the Company agreed to issue Greg Shockey options to purchase 60,000 restricted shares of common stock at signing and an additional 1,200,000 shares of restricted common stock every year thereafter.

On February 1, 2023, Peter Hager was appointed as the Company’s President and Chief Executive Officer. Mr. Hager was granted options to purchase 6,400,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting with respect to the first 400,000 shares on February 1, 2023 and vesting with respect to the remaining 6,000,000 shares in installments of 500,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 1,000,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service.

On February 1, 2023, Thomas Spruce was appointed as the Company’s Secretary and Chief Operations Officer. Mr. Spruce was granted options to purchase 1,750,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting with respect to the first 250,000 shares on February 1, 2023, and vesting with respect to the remaining 1,500,000 shares in installments of 125,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 250,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service.

On March 23, 2023, the Company terminated an Advisory Agreement dated April 12, 2022 with Danijella Dragas, a third-party service provider.

