Form 10-Q
period 2023-03-31
Electronic Servitor Publication Network Inc.
filed 2023-05-15
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended MARCH 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of May 9, 2023, the Company had 21,416,001 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$8,812	$17,139
Prepaid	3,990	—

Total assets	$12,802	$17,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$51,517	$49,680
Loans payable	79,630	52,630
Due to a related party	65,268	50,268
Total current liabilities	196,415	152,578

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 21,416,001 shares issued and outstanding	2,142	2,142
Additional paid in capital	6,444,055	6,224,900
Accumulated deficit	(6,629,810)	(6,362,481)
Total Stockholders’ deficit	(183,613)	(135,439)

Total Liabilities and Stockholders’ Deficit	$12,802	$17,139

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating expenses:
General and administrative	$10,225	$1,659
Professional fees	35,021	25,000
Stock based compensation	219,155	97,435
Total operating expenses	264,401	124,094

Loss from operations	(264,401)	(124,094)

Other expense:
Interest expense	(2,928)	—
Total other expense	(2,928)	—

Loss before provision for income taxes	(267,329)	(124,094)
Provision for income taxes	—	—

Net loss	$(267,329)	$(124,094)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	21,416,001	21,416,001

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CHANGES OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	1,000	$—	21,416,001	$2,142	$6,224,900	$(6,362,481)	$(135,439)
Stock option expense	—	—	—	—	219,155	—	219,155
Net loss	—	—	—	—	—	(267,329)	(267,329)
Balance, March 31, 2023	1,000	$—	21,416,001	$2,142	$6,444,055	$(6,629,810)	$(183,613)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	1,000	$—	21,416,001	$2,143	$5,876,611	$(5,915,232)	$(36,478)
Warrant expense	—	—	—	—	97,435	—	97,435
Net loss	—	—	—	—	—	(124,094)	(124,094)
Balance, March 31, 2022	1,000	$—	21,416,001	$2,143	$5,974,046	$(6,039,326)	$(63,137)

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(267,329)	$(124,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	219,155	97,435
Changes in Operating Assets and Liabilities:
Prepaid	(3,990)	—
Accounts payable and accruals	1,837	11,617
Net cash used by operating activities	(50,327)	(15,042)

Cash flows from Investing activities:	—	—

Cash flows from Financing activities:
Proceeds from loans - related party	15,000	19,643
Proceeds from loans payable	27,000	—
Net cash provided by financing activities	42,000	19,643

Net change in cash	(8,327)	4,601
Cash, beginning of period	17,139	—
Cash, end of period	$8,812	$4,601

Cash Paid For:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash activity:
Conversion of debt	$—	$14,500

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

 NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

Description of business

The Company was originally incorporated on May 17, 2017, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 23, 2018, the Certificate of Incorporation of the Company was amended to effect a change in the Company’s name from “Iris Grove Acquisition Corporation” to “CannAssist International Corporation”. On September 28, 2021, the Certificate of Incorporation of the Company was amended a second time to effect a change in the Company’s name from “CannAssist International Corporation” to the name “Electronic Servitor Publication Network, Inc.” The Company’s common stock trades on the OTCQB Venture Market under the stock ticker symbol “XESP,” previously from “CNSC,” effective January 26, 2022. The Company's corporate office is located at 400 1ST Ave N., Ste. 100, Minneapolis, MN 55401. The URL of the Company’s website is https://www.xespn.com. The Company’s telephone number is (833) 991-0800.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2023 and not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended March 31, 2023 and December 31, 2022.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no current source of revenue and an accumulated deficit of $6,629,810 as of March 31, 2023. The Company’s continuation as a going concern is dependent upon its ability to generate revenue to satisfy its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations, or its ability to sell its services to generate consistent profitability. In order to maintain operations, the Company may have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - NOTES PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matures in one year and bears interest at 6% per annum. As of March 31, 2023, there is $519 of interest accrued on this note.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matures in one year and bears interest at 6% per annum. As of March 31, 2023, there is $518 of interest accrued on this note.

On June 10, 2022, the Company issued a note payable for $7,630 to a third party. The note matures in 6 months and bears interest at 10% per annum. As of March 31, 2023, there is $615 of interest accrued on this note.

On October 18, 2022, the Company issued a note payable for $25,000 to a third party. The note matures in one year and bears interest at 8% per annum. As of March 31, 2023, there is $899 of interest accrued on this note.

On January 6, 2023, the Company issued a note payable for $15,000 to a third party. The note matures on July 6, 2023, and bears interest at 8.5% per annum. As of March 31, 2023, there is $293 of interest accrued on this note.

On March 13, 2023, the Company issued a note payable for $12,000 to a third party. The note matures on September 13, 2023, and bears interest at 8.5% per annum. As of March 31, 2023, there is $50 of interest accrued on this note.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, Forty 7 Select Holdings LLC (“Forty 7”) advanced the Company $27,643, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of March 31, 2023, the balance due to Forty 7 is $50,268.

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matures on July 10, 2023, and bears interest at 8.5% per annum. As of March 31, 2023, there is $279 of interest accrued on this note.

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

NOTE 7 – OPTIONS

In the first quarter of 2022, the Company entered into an Employment Agreement with Thomas Spruce, an officer and director of the Company. This Employment Agreement has a term of 2 years and automatically renews for an additional 6-month term unless terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this Employment Agreement, the Company pays a base salary of $1.00 per year and issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of two years and expire 10 years from the date of grant.

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

Effective April 12, 2022, the Company entered into an Advisory Agreement with Danijella Dragas, a third-party service provider. Under this Advisory Agreement, the Company issued options to purchase 240,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1 year contingent upon service and expire 10 years from the date of grant. On March 23, 2023, the Advisory Agreement was cancelled, thereby terminating Danijella Dragas and forfeiting 60,000 unvested options.

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

On February 1, 2023, the Company entered into an Advisor Agreement with Greg Shockey, which supersedes his previous Advisor Agreement with the Company, whereby, in exchange for business development and strategy consulting, investor relations, and facilitating meetings with targeted investors, as well as other services, the Company agreed to issue Greg Shockey options to purchase 60,000 restricted shares of common stock at signing and an additional 1,200,000 shares of restricted common stock every year thereafter for three years.

On February 1, 2023, Peter Hager was appointed as the Company’s President and Chief Executive Officer. Per the terms of the employment agreement Mr. Hager was granted options to purchase 6,400,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting in installments of 500,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 1,000,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service.

On February 1, 2033, Thomas Spruce was appointed as the Company’s Secretary and Chief Operations Officer. Per the terms of the employment agreement Mr. Spruce was granted options to purchase 1,750,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting with respect to the first 250,000 shares on February 1, 2023 and vesting with respect to the remaining 1,500,000 shares in installments of 125,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 250,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service.

Options issued in the three months ended March 31, 2023, with the following inputs:

Options	11,810,000
Share price	$0.066
Exercise Price	$0.06
Term	10 years
Volatility	209.39%
Risk Free Interest Rate	3.39%
Dividend rate	—

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	—	$—	—	$—
Granted	2,030,000	$0.36	10	$—
Cancelled	(250,000)	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2022	1,780,000	$0.35	9.81	$—
Granted	11,810,000	$0.06	10	$—
Cancelled	(60,000)	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at March 31, 2023	13,530,000	$0.09	9.75	$—
Exercisable at March 31, 2023	2,220,000	$0.24	9.34	$—

Range of Exercise Prices	Number Outstanding 3/31/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 – 0.39	13,590,000	9.75 years	$0.09

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	153,503	$0.25	6.92	$—
Granted	—	$—	—	$—
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2022	153,503	$0.25	5.92	$—
Granted	—	$—	—	$—
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Exercisable at March 31, 2023	153,503	$0.25	5.67	$—

Range of Exercise Prices	Number Outstanding 3/31/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	153,503	5.67 years	$0.25

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

The Company’s common stock trades on the OTCQB Venture Market under the stock ticker symbol “XESP.”

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

Results of Operation for the Three Months Ended March 31, 2023 and 2022

For the three months ended March 31, 2023, the Company had revenues of $0. In comparison, for the three months ended March 31, 2022, the Company had revenues of $0.

Operating expenses were $264,401 for the three months ended March 31, 2023. Operating expenses include $10,225 of general and administrative expense, $35,021 of professional fees, and $219,155 of non-cash stock-based compensation expense. In comparison, for the three months ended March 31, 2022, operating expenses were $124,094, including $1,659 of general and administrative expense, $25,000 of professional fees, and $97,435 of non-cash stock-based compensation expense for the issuance of warrants.

For the three months ended March 31, 2023, the Company posted a net loss of $264,401, compared to a net loss of $124,094 for three months ended March 31, 2022.

During the three months ended March 31, 2023, the Company used $50,327 of cash in operating activities and generated $42,000 in cash from financing activities, and the Company did not use or generate any cash in investing activities. In comparison, for the three months ended March 31, 2022, the Company used $15,042 of cash in operating activities and generated $19,643 in cash from financing activities, and the Company did not use or generate any cash in investing activities.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $0 during the three months ended March 31, 2023 and had a net loss of $264,401 for the three months ended March 31, 2023. The Company has an accumulated deficit of $6,629,810 as of March 31, 2023. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an additional capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $50,327 of cash from operations for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2023 was $42,000.

As of March 31, 2023, the Company had $8,812 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective for the quarterly period ended March 31, 2023.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, the Company implemented changes to its internal controls to remediate potential material weaknesses pertaining to the following aspects: timely and accurate reconciliation of accounts and lack of segregation of duties. These changes included hiring Peter Hager as the Company’s Chief Executive Officer and instituting processes whereby Jim Kellogg, the Company’s Chief Financial Officer, can oversee internal controls. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Description

10.1	Advisor Agreement with Greg Shockey (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.1, and incorporated herein by this reference.)

10.2	Stock Option Grant and Stock Option Agreement with Greg Shockey (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.2, and incorporated herein by this reference.)

10.3	Employment Agreement with Peter Hager (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.3, and incorporated herein by this reference.)

10.4	Stock Option Grant and Stock Option Agreement with Peter Hager (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.4, and incorporated herein by this reference.)

10.5	Employment Agreement with Thomas Spruce (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.5, and incorporated herein by this reference.)

10.6	Stock Option Grant and Stock Option Agreement with Thomas Spruce (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.6, and incorporated herein by this reference.)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

Dated: May 15, 2023	By: /s/ Peter Hager Peter Hager Chief Executive Officer

By: /s/ Jim Kellogg Jim Kellogg Chief Financial Officer

