Form 10-Q
period 2023-06-30
Electronic Servitor Publication Network Inc.
filed 2023-08-14
CIK 1709542

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the Company had 21,416,001 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$22,050	$17,139

Total assets	$22,050	$17,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$55,456	$49,680
Loans payable	129,630	52,630
Due to a related party	49,038	50,268
Total current liabilities	234,124	152,578

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 21,416,001 shares issued and outstanding	2,142	2,142
Additional paid in capital	6,516,450	6,224,900
Accumulated deficit	(6,730,666)	(6,362,481)
Total Stockholders’ deficit	(212,074)	(135,439)

Total Liabilities and Stockholders’ Deficit	$22,050	$17,139

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$22,500	$—	$22,500	$—
Operating expenses:
General and administrative	32,729	11,888	42,954	13,547
Professional fees	14,500	24,000	49,521	49,000
Stock based compensation	72,395	104,864	291,550	202,299
Total operating expenses	119,624	140,752	384,025	264,846

Loss from operations	(97,124)	(140,752)	(361,525)	(264,846)

Other expense:
Interest expense	(3,732)	(1,438)	(6,660)	(1,438)
Total other expense	(3,732)	(1,438)	(6,660)	(1,438)

Loss before provision for income taxes	(100,856)	(142,190)	(368,185)	(266,284)
Provision for income taxes	—	—	—	—

Net loss	$(100,856)	$(142,190)	$(368,185)	$(266,284)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding, basic and diluted	21,416,001	21,416,001	21,416,001	21,416,001

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CHANGES OF STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	1,000	$—	21,416,001	$2,142	$6,224,900	$(6,362,481)	$(135,439)
Stock option expense	—	—	—	—	219,155	—	219,155
Net loss	—	—	—	—	—	(267,329)	(267,329)
Balance, March 31, 2023	1,000	—	21,416,001	2,142	6,444,055	(6,629,810)	(183,613)
Stock option expense	—	—	—	—	72,395	—	72,395
Net loss	—	—	—	—	—	(100,856)	(100,856)
Balance, June 30, 2023	1,000	$—	21,416,001	$2,142	$6,516,450	$(6,730,666)	$(212,074)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	1,000	$—	21,416,001	$2,142	$5,876,611	$(5,915,231)	$(36,478)
Warrant expense	—	—	—	—	97,435	—	97,435
Net loss	—	—	—	—	—	(124,094)	(124,094)
Balance, March 31, 2022	1,000	—	21,416,001	2,142	5,974,046	(6,039,325)	(63,137)
Stock option expense	—	—	—	—	104,864	—	104,864
Net loss	—	—	—	—	—	(142,190)	(142,190)
Balance, June 30, 2022	1,000	$—	21,416,001	$2,142	$6,078,910	$(6,181,515)	$(100,463)

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(368,185)	$(266,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	291,550	202,299
Changes in Operating Assets and Liabilities:
Accounts payable and accruals	5,776	27,408
Net cash used by operating activities	(70,859)	(36,577)

Cash flows from Investing activities:	—	—

Cash flows from Financing activities:
Proceeds from loans - related party	15,000	27,643
Proceeds from loans payable	77,000	27,630
Repayment of loans - related party	(16,230)	—
Net cash provided by financing activities	75,770	55,273

Net change in cash	4,911	18,696
Cash, beginning of period	17,139	—
Cash, end of period	$22,050	$18,696

Cash Paid For:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the period ending June 30, 2023 and not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended June 30, 2023 and December 31, 2022.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has limited revenue beginning in May 2023 and an accumulated deficit of $6,629,810 as of June 30, 2023. The Company’s continuation as a going concern is dependent upon its ability to generate revenue to satisfy its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations, or its ability to sell its services to generate consistent profitability. In order to maintain operations, the Company may have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - NOTES PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matures in one year and bears interest at 6% per annum. As of June 30, 2023, there is $669 of interest accrued on this note.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matures in one year and bears interest at 6% per annum. As of June 30, 2023, there is $667 of interest accrued on this note.

On June 10, 2022, the Company issued a note payable for $7,630 to a third party. The note matures in 6 months and bears interest at 10% per annum. As of June 30, 2023, there is $805 of interest accrued on this note.

On October 18, 2022, the Company issued a note payable for $25,000 to a third party. The note matures in one year and bears interest at 8% per annum. As of June 30, 2023, there is $1,397 of interest accrued on this note.

On January 6, 2023, the Company issued a note payable for $15,000 to a third party. The note matures on July 6, 2023, and bears interest at 8.5% per annum. As of June 301, 2023, there is $391 of interest accrued on this note.

On March 13, 2023, the Company issued a note payable for $12,000 to a third party. The note matures on September 13, 2023, and bears interest at 8.5% per annum. As of June 30, 2023, there is $305 of interest accrued on this note.

On May 11, 2023, the Company issued a note payable for $25,000 to a third party. The note matures on May 11, 2024, and bears interest at 8% per annum. As of June 30, 2023, there is $274 of interest accrued on this note.

On May 15, 2023, the Company issued a note payable for $25,000 to a third party. The note matures on May 15, 2024, and bears interest at 8% per annum. As of June 30, 2023, there is $252 of interest accrued on this note.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, Forty 7 Select Holdings LLC (“Forty 7”) advanced the Company funds, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of June 30, 2023, the balance due to Forty 7 is $34,038.

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matures on July 10, 2023, and bears interest at 8.5% per annum. As of June 30, 2023, there is $597 of interest accrued on this note.

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

Options issued in the six months ended June 30, 2023, with the following inputs:

Options	11,810,000
Share price	$0.066
Exercise Price	$0.06
Term	10 years
Volatility	209.39%
Risk Free Interest Rate	3.39%
Dividend rate	—

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	—	$—	—	$—
Granted	2,030,000	$0.36	10	$—
Cancelled	(250,000)	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2022	1,780,000	$0.35	9.81	$—
Granted	11,810,000	$0.06	10	$—
Cancelled	(60,000)	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at June 30, 2023	13,530,000	$0.09	9.50	$—
Exercisable at June 30, 2023	3,280,000	$0.19	9.23	$—

Range of Exercise Prices	Number Outstanding 6/30/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 – 0.39	13,590,000	9.50 years	$0.09

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	153,503	$0.25	6.92	$—
Granted	—	$—	—	$—
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2022	153,503	$0.25	5.92	$—
Granted	—	$—	—	$—
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Exercisable at June 30, 2023	153,503	$0.25	5.67	$—

Range of Exercise Prices	Number Outstanding 6/30/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 – 0.39	13,590,000	9.50 years	$0.09

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

•	our future strategic plans
•	our future operating results;
•	our business prospects;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy;
•	our possible future financings; and
•	the adequacy of our cash resources and working capital.

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

Results of Operation for the Three Months Ended June 30, 2023 and 2022

For the three months ended June 30, 2023, the Company had revenues of $22,500. Revenues are the result of the Company’s first client (the “Client”). The Company is delivering services to the Client related to computer processing and date preparation. The Client has contracted to use our core managed service which utilizes our proprietary technology stack (the “Digital Engagement Engine”), that processes and programs our clients’ information and data so that it can be provided digitally and dynamically to their target audiences. In comparison, for the three months ended June 30, 2022, the Company had revenues of $0.

Operating expenses were $119,624 for the three months ended June 30, 2023. Operating expenses include $32,729 of general and administrative expense, $14,500 of professional fees, and $72,395 of non-cash stock-based compensation expense. In comparison, for the three months ended June 30, 2022, operating expenses were $140,752, including $11,888 of general and administrative expense, $24,000 of professional fees, and $104,864 of non-cash stock-based compensation expense.

For the three months ended June 30, 2023, the Company posted a net loss of $100,856, compared to a net loss of $142,190 for the months ended June 30, 2022.

Results of Operation for the Six Months Ended June 30, 2023 and 2022

For the six months ended June 30, 2023, the Company had revenues of $22,500. As described above, revenues are the result of the Company’s first Client which has contracted to use our core managed service which utilizes the Digital Engagement Engine, that processes and programs our clients’ information and data so that it can be provided digitally and dynamically to their target audiences. In comparison, for the six months ended June 30, 2022, the Company had revenues of $0.

Operating expenses were $384,025 for the six months ended June 30, 2023. Operating expenses include $42,954 of general and administrative expense, $49,521of professional fees, and $291,550 of non-cash stock-based compensation expense. In comparison, for the six months ended June 30, 2022, operating expenses were $264,846, including $13,547 of general and administrative expense, $49,000 of professional fees, and $202,299 of non-cash stock-based compensation expense.

For the six months ended June 30, 2023, the Company posted a net loss of $368,185, compared to a net loss of $266,284 for six months ended June 30, 2022.

During the six months ended June 30, 2023, the Company used $70,859 of cash in operating activities and generated $75,770 in cash from financing activities, and the Company did not use or generate any cash in investing activities. In comparison, for the six months ended June 30, 2022, the Company used $36,577 of cash in operating activities and generated $55,273 in cash from financing activities, and the Company did not use or generate any cash in investing activities.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of 22,500 during the six months ended June 30, 2023 and had a net loss of $361,525 for the six months ended June 30, 2023. The Company has an accumulated deficit of $6,730,666 as of June 30, 2023. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an additional capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $70,859 of cash from operations for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2023 was $75,770.

As of June 30, 2023, the Company had $22,050 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective for the quarterly period ended June 30, 2023.

Changes in Internal Control over Financial Reporting

Over the past year, we have implemented changes to our internal control over financial reporting, including hiring Peter Hager as the Company’s Chief Executive Officer and instituting processes whereby Jim Kellogg, the Company’s Chief Financial Officer, can oversee internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the former company’s (CannAssist International Corp.) executive officers (collectively, the “Defendants”). The Plaintiff and the former company (CannAssist International Corp.) entered into a Consulting Agreement dated November 20, 2020 (the “Consulting Agreement”), pursuant to which Plaintiff was engaged to provide certain sales and marketing services to that Company. As a condition of this Consulting Agreement, Plaintiff was paid a monthly fee and was granted restricted shares of the common stock of the former company that were subject to certain vesting conditions tied to Plaintiff’s service under the Consulting Agreement. The Consulting Agreement also contained provisions that enabled the former company to terminate the Consulting Agreement without cause after 10 days’ written notice. In September 2021, the former company exercised its right to terminate the Consulting Agreement because management of the former company at the time of termination was dissatisfied with the quality of Plaintiff’s services under the Consulting Agreement. Specifically, management of the former company at the time of termination received complaints from third parties that Plaintiff behaved inappropriately in meetings where Plaintiff made presentations to potential clients and vendors on behalf of the former company. In contrast, Plaintiff alleges, among other things, that the Defendants improperly misclassified Plaintiff as an independent contractor, that certain of the former company’s executive officers committed sexual harassment and defamation and that Defendants unlawfully terminated Plaintiff. A jury trial has been set for October 27, 2023. The Company believes it should not be a party to the lawsuit since the former company, including its operations, officers, employees, contractors, assets, and liabilities were all spun out as part of or as a result of the Spin Out Agreement dated July 23, 2021, and the Plaintiff never contracted with or was employed by the current Company. Accordingly, the Company has a motion to dismiss certain misclassification claims set for hearing on September 11, 2023. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

None.

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

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

Dated: August 14, 2023	By: /s/ Peter Hager Peter Hager Chief Executive Officer

By: /s/ Jim Kellogg Jim Kellogg Chief Financial Officer

