Form 10-Q
period 2023-09-30
Electronic Servitor Publication Network, Inc.
filed 2023-11-14
CIK 1709542

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the Company had 25,476,001 shares of its common stock, par value $.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$77,667	$17,139

Total assets	$77,667	$17,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$60,245	$49,680
Loans payable	229,630	52,630
Due to a related party	24,450	50,268
Total current liabilities	314,325	152,578

Commitments and contingencies	–	–

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	–	–
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	–	–
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 25,476,001 and 21,416,001 shares issued and outstanding, respectively	2,548	2,142
Additional paid in capital	6,899,298	6,224,900
Accumulated deficit	(7,138,504)	(6,362,481)
Total Stockholders’ deficit	(236,658)	(135,439)

Total Liabilities and Stockholders’ Deficit	$77,667	$17,139

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$22,500	$–	$45,000	$–

Operating expenses:
General and administrative	312,045	1,304	354,999	14,851
Professional fees	14,500	12,000	64,021	61,000
Stock based compensation	99,054	71,123	390,604	273,422
Total operating expenses	425,599	84,427	809,624	349,273

Loss from operations	(403,099)	(84,427)	(764,624)	(349,273)

Other expense:
Interest expense	(4,739)	(1,823)	(11,399)	(3,261)
Total other expense	(4,739)	(1,823)	(11,399)	(3,261)

Loss before provision for income taxes	(407,838)	(86,250)	(776,023)	(352,534)
Provision for income taxes	–	–	–	–

Net loss	$(407,838)	$(86,250)	$(776,023)	$(352,534)

Loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.02)

Weighted average shares outstanding, basic and diluted	21,463,223	21,416,001	21,458,714	21,416,001

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CHANGES OF STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	1,000	$–	21,416,001	$2,142	$6,224,900	$(6,362,481)	$(135,439)
Stock option expense	–	–	–	–	219,155	–	219,155
Net loss	–	–	–	–	–	(267,329)	(267,329)
Balance, March 31, 2023	1,000	–	21,416,001	2,142	6,444,055	(6,629,810)	(183,613)
Stock option expense	–	–	–	–	72,395	–	72,395
Net loss	–	–	–	–	–	(100,856)	(100,856)
Balance, June 30, 2023	1,000	–	21,416,001	2,142	6,516,450	(6,730,666)	(212,074)
Shares issued for services	–	–	4,060,000	406	283,794	–	284,200
Stock option expense	–	–	–	–	99,054	–	99,054
Net loss	–	–	–	–	–	(407,838)	(407,838)
Balance, September 30, 2023	1,000	$–	25,476,001	$2,548	$6,899,298	$(7,138,504)	$(236,658)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	1,000	$–	21,416,001	$2,143	$5,876,611	$(5,915,232)	$(36,478)
Warrant expense	–	–	–	–	97,435	–	97,435
Net loss	–	–	–	–	–	(124,094)	(124,094)
Balance, March 31, 2022	1,000	–	21,416,001	2,143	5,974,046	(6,039,326)	(63,137)
Stock option expense	–	–	–	–	104,864	–	104,864
Net loss	–	–	–	–	–	(142,190)	(142,190)
Balance, June 30, 2022	1,000	–	21,416,001	2,143	6,078,910	(6,181,516)	(100,463)
Stock option expense	–	–	–	–	71,123	–	71,123
Net loss	–	–	–	–	–	(86,250)	(86,250)
Balance, September 30, 2022	1,000	$–	21,416,001	$2,143	$6,150,033	$(6,267,766)	$(115,590)

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(776,023)	$(352,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	674,804	273,422
Changes in Operating Assets and Liabilities:
Accounts payable and accruals	10,565	32,408
Net cash used by operating activities	(90,654)	(46,704)

Cash flows from Investing activities:	–	–

Cash flows from Financing activities:
Proceeds from loans - related party	17,200	27,643
Proceeds from loans payable	177,000	27,630
Repayment of loans - related party	(43,018)	–
Net cash provided by financing activities	151,182	55,273

Net change in cash	60,528	8,569
Cash, beginning of period	17,139	–
Cash, end of period	$77,667	$8,569

Cash Paid For:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company’s business focuses on driving growth for brands through effective digital interactions within current and new communities. The Company’s licensed proprietary technology, the Digital Engagement Engine, utilizes a combination of automation, unique data management, and a modern workflow built on a microservices architecture to achieve greater reach and lift for content providers.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the period ending September 30, 2023 and not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended September 30, 2023 and December 31, 2022.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $45,000 during the nine months ended September 30, 2023 and had a net loss of $776,023 for the nine months ended September 30, 2023. The Company has an accumulated deficit of $7,138,504 as of September 30, 2023. The Company’s continuation as a going concern is dependent upon its ability to generate revenue to satisfy its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations, or its ability to sell its services to generate consistent profitability. In order to maintain operations, the Company may have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - NOTES PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matures one year from the date of issuance and bears interest at 6% per annum. As of September 30, 2023, there is $820 of interest accrued on this note.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matures one year from the date of issuance and bears interest at 6% per annum. As of September 30, 2023, there is $819 of interest accrued on this note.

On June 10, 2022, the Company issued a note payable for $7,630 to a third party. The note matures 6 months from the date of issuance and bears interest at 10% per annum. As of September 30, 2023, there is $997 of interest accrued on this note.

On October 18, 2022, the Company issued a note payable for $25,000 to a third party. The note matures one year from the date of issuance and bears interest at 8% per annum. As of September 30, 2023, there is $1,901 of interest accrued on this note.

On January 6, 2023, the Company issued a note payable for $15,000 to a third party. The note matured on July 6, 2023, and bears interest at 8.5% per annum. As of September 30, 2023, there is $933 of interest accrued on this note.

On March 13, 2023, the Company issued a note payable for $12,000 to a third party. The note matured on September 13, 2023, and bears interest at 8.5% per annum. As of September 30, 2023, there is $562 of interest accrued on this note.

On May 11, 2023, the Company issued a note payable for $25,000 to a third party. The note matures on May 11, 2024, and bears interest at 8% per annum. As of September 30, 2023, there is $778 of interest accrued on this note.

On May 15, 2023, the Company issued a note payable for $25,000 to a third party. The note matures on May 15, 2024, and bears interest at 8% per annum. As of September 30, 2023, there is $756 of interest accrued on this note.

On September 1, 2023, the Company issued a note payable for $25,000 to a third party. The note matures on September 1, 2024, and bears interest at 8% per annum. As of September 30, 2023, there is $159 of interest accrued on this note.

On September 6, 2023, the Company issued a note payable for $50,000 to a third party. The note matures on September 6, 2024, and bears interest at 8% per annum. As of September 30, 2023, there is $263 of interest accrued on this note.

On September 15, 2023, the Company issued a note payable for $50,000 to a third party. The note matures on September 15, 2024, and bears interest at 8% per annum. As of September 30, 2023, there is $82 of interest accrued on this note.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, Forty 7 Select Holdings LLC (“Forty 7”) advanced the Company funds, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of September 30, 2023, the balance due to Forty 7 is $7,250.

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matures on July 10, 2023, and bears interest at 8.5% per annum. As of September 30, 2023, there is $919 of interest accrued on this note.

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

Effective April 12, 2022, the Company entered into an Advisory Agreement with Danijella Dragas, a third-party service provider. Under this Advisory Agreement, the Company issued options to purchase 240,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of 1 year contingent upon service and expire 10 years from the date of grant. On March 23, 203, the Advisory Agreement was cancelled, thereby terminating Danijella Dragas and forfeiting 60,000 unvested options.

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

On February 1, 2023, Peter Hager was appointed as the Company’s President and Chief Executive Officer. Per the terms of the employment agreement, Mr. Hager was granted options to purchase 6,400,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting in installments of 500,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 1,000,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service.

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

Options were issued with the following inputs:

Options	11,810,000
Share price	$0.066
Exercise Price	$0.06
Term	10 years
Volatility	209.39%
Risk Free Interest Rate	3.39%
Dividend rate	–

Effective September 28, 2023, the Company entered into an Advisory Agreement with Jonathan Sweetser, a third-party service provider. Under this Advisory Agreement, the Company issued options to purchase 3,660,000 restricted shares of the Company’s common stock at a strike price of $0.07 per share. The options vest over a period of 3 years contingent upon service and expire 10 years from the date of grant.

Effective September 28, 2023, the Company entered into an Advisory Agreement with Heather Rawls, a third-party service provider. Under this Advisory Agreement, the Company issued options to purchase 100,000 restricted shares of the Company’s common stock at a strike price of $0.07 per share. The options vest over a period of 1 year contingent upon service and expire 10 years from the date of grant.

Options were issued with the following inputs:

Options	3,760,000
Share price	$0.07
Exercise Price	$0.07
Term	10 years
Volatility	172.47%
Risk Free Interest Rate	4.59%
Dividend rate	–

During the quarter ended September 30, 2023, the Company accounted for 300,000 options that were effective on November 16, 2022. The option has a strike price of $0.10 per share. The options vest over a period of 1 year contingent upon service and expire 10 years from the date of grant.

Options were issued with the following inputs:

Options	300,000
Share price	$0.10
Exercise Price	$0.10
Term	10 years
Volatility	190.439%
Risk Free Interest Rate	3.67%
Dividend rate	–

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	–	$–	–	$–
Granted	2,030,000	$0.36	10	$–
Cancelled	(250,000)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2022	1,780,000	$0.35	9.81	$–
Granted	15,870,000	$0.06	9.34	$–
Cancelled	(60,000)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at September 30, 2023	17,590,000	$0.09	9.43	$–
Exercisable at September 30, 2023	4,580,000	$0.19	9.23	$–

Range of Exercise Prices	Number Outstanding 9/30/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 – 0.39	17,590,000	9.43 years	$0.09

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	153,503	$0.25	6.92	$–
Granted	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at December 31, 2022	153,503	0.25	5.92	–
Granted	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Exercisable at September 30, 2023	153,503	$0.25	5.67	$–

Range of Exercise Prices	Number Outstanding 9/30/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	153,503	5.18 years	$0.25

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements other than the following.

On October 12, 2023, the Company entered into a revised Stock Option Grant and Stock Option Agreement with Greg Shockey (the “Shockey Grant and Agreement”), in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Shockey Grant and Agreement supersedes his previous Stock Option Grant and Stock Option Agreement dated April 12, 2023. Pursuant to the terms of the Shockey Grant and Agreement, the Company agreed to issue Greg Shockey options to purchase 3,840,000 shares of the Company’s common stock, with 1,140,000 of the shares vesting on October 12, 2023 and one-ninth (1/9th) of the remaining shares vesting on the first day of each fiscal quarter thereafter, subject to Greg Shockey continuing to be a service provider through each such date.

On October 12, 2023, the Company entered into a revised Stock Option Grant and Agreement with Peter Hager, President and Chief Executive Officer (the “Hager Grant and Agreement”), in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Hager Grant and Agreement supersedes his previous Stock Option Grant and Agreement dated February 1, 2023. Pursuant to the terms of the Hager Grant and Agreement, the Company agreed to issue Peter Hager options to purchase 6,400,000 shares of the Company’s common stock, with 1,900,000 of the shares vesting on October 12, 2023 and one-ninth (1/9th) of the remaining shares vesting on the first day of each fiscal quarter thereafter, subject to Peter Hager continuing to be a service provider through each such date.

On October 12, 2023, the Company entered into a new Employment Agreement and Stock Option Grant and Agreement with Thomas Spruce, Chief Operating Officer and sole Director (the “Spruce Employment Agreement and Grant”), in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Spruce Employment Agreement and Grant supersedes his previous Employment Agreement and Stock Option Grant and Agreement, each dated February 1, 2023. Thomas Spruce’s new Employment Agreement provides a 36-month term of employment from October 12, 2023, under the same compensation terms as the previous Agreement, except that the number of Stock Options granted increased from 500,000 per year to 1,200,000 per year in line with Mr. Spruce’s responsibilities in moving the Company from start-up to being fully operational. Pursuant to the terms of the Spruce Employment Agreement and Grant, the Company agreed to issue Thomas Spruce options to purchase 4,850,000 shares of the Company’s common stock, with 1,550,000 of the shares vesting on October 12, 2023 and one-eleventh (1/11th) of the remaining shares vesting on the first day of each fiscal quarter thereafter, subject to Thomas Spruce continuing to be a service provider through each such date.

On October 12, 2023, the Company entered into a new Employment Agreement and Stock Option Grant and Agreement with Jim Kellogg, Chief Financial Officer (the “Kellogg Employment Agreement and Grant”), in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Kellogg Employment Agreement and Grant supersedes his previous Employment Agreement and Stock Option Grant and Agreement dated November 16, 2022. The new Employment Agreement provides a 36-month term of employment from October 12, 2023, under the same compensation terms as the previous Agreement, except that the number of Stock Options granted increased from 300,000 per year to 400,000 per year. Pursuant to the terms of the Kellogg Employment Agreement and Grant, the Company agreed to issue Jim Kellogg options to purchase 1,500,000 shares of the Company’s common stock, with 300,000 of the shares vesting on October 12, 2023 and one-twelfth (1/12th) of the remaining shares vesting on the first day of each fiscal quarter beginning on January 1, 2024, subject to Jim Kellogg continuing to be a service provider through each such date.

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

Results of Operation for the Three Months Ended September 30, 2023 and 2022

For the three months ended September 30, 2023, the Company had revenues of $22,500. Revenues are the result of the Company’s sole client (the “Client”). The Company is delivering services to the Client related to computer processing and date preparation. The Client has contracted to use our core managed service which utilizes our licensed proprietary technology stack (the “Digital Engagement Engine”), that processes and programs our clients’ information and data so that it can be provided digitally and dynamically to their target audiences. In comparison, for the three months ended September 30, 2022, the Company had revenues of $0.

Operating expenses were $425,599 for the three months ended September 30, 2023. Operating expenses include $312,045 of general and administrative expense, $14,500 of professional fees, and $99,054 of non-cash stock-based compensation expense. In comparison, for the three months ended September 30, 2022, operating expenses were $84,427, including $1,304 of general and administrative expense, $12,000 of professional fees, and $71,123 of non-cash stock-based compensation expense.

For the three months ended September 30, 2023, the Company posted a net loss of $407,838, compared to a net loss of $86,250 for the three months ended September 30, 2022.

Results of Operation for the Nine Months Ended September 30, 2023 and 2022

For the nine months ended September 30, 2023, the Company had revenues of $45,000. As described above, revenues are the result of the Company’s sole Client which has contracted to use our core managed service which utilizes the Digital Engagement Engine, that processes and programs our clients’ information and data so that it can be provided digitally and dynamically to their target audiences. In comparison, for the nine months ended September 30, 2022, the Company had revenues of $0.

Operating expenses were $809,624 for the nine months ended September 30, 2023. Operating expenses include $354,999 of general and administrative expense, $64,021 of professional fees, and $390,604 of non-cash stock-based compensation expense. In comparison, for the nine months ended September 30, 2022, operating expenses were $349,273, including $14,851 of general and administrative expense, $61,000 of professional fees, and $273,422 of non-cash stock-based compensation expense.

For the nine months ended September 30, 2023, the Company posted a net loss of $368,185, compared to a net loss of $352,534 for nine months ended September 30, 2022.

During the nine months ended September 30, 2023, the Company used $90,654 of cash in operating activities and generated $151,182 in cash from financing activities, and the Company did not use or generate any cash in investing activities. In comparison, for the nine months ended September 30, 2022, the Company used $46,704 of cash in operating activities and generated $55,273 in cash from financing activities, and the Company did not use or generate any cash in investing activities.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $45,000 during the nine months ended September 30, 2023 and had a net loss of $776,023 for the nine months ended September 30, 2023. The Company has an accumulated deficit of $7,138,504 as of September 30, 2023. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, through an additional capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $90,654 of cash from operations for the nine months ended September 30, 2023. Net cash provided by financing activities for the nine months ended September 30, 2023 was $151,182.

As of September 30, 2023, the Company had $77,667 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective for the quarterly period ended September 30, 2023.

Changes in Internal Control over Financial Reporting

Over the past year, we have implemented changes to our internal control over financial reporting, including hiring Peter Hager as the Company’s Chief Executive Officer and instituting processes whereby Jim Kellogg, the Company’s Chief Financial Officer, can oversee internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the former company’s (CannAssist International Corp.) executive officers (collectively, the “Defendants”). The Plaintiff and the former company (CannAssist International Corp.) entered into a Consulting Agreement dated November 20, 2020 (the “Consulting Agreement”), pursuant to which Plaintiff was engaged to provide certain sales and marketing services to that Company. As a condition of this Consulting Agreement, Plaintiff was paid a monthly fee and was granted restricted shares of the common stock of the former company that were subject to certain vesting conditions tied to Plaintiff’s service under the Consulting Agreement. The Consulting Agreement also contained provisions that enabled the former company to terminate the Consulting Agreement without cause after 10 days’ written notice. In September 2021, the former company exercised its right to terminate the Consulting Agreement because management of the former company at the time of termination was dissatisfied with the quality of Plaintiff’s services under the Consulting Agreement. Specifically, management of the former company at the time of termination received complaints from third parties that Plaintiff behaved inappropriately in meetings where Plaintiff made presentations to potential clients and vendors on behalf of the former company. In contrast, Plaintiff alleges, among other things, that the Defendants improperly misclassified Plaintiff as an independent contractor, that certain of the former company’s executive officers committed sexual harassment and defamation and that Defendants unlawfully terminated Plaintiff. The Company believes it should not be a party to the lawsuit since the former company, including its operations, officers, employees, contractors, assets, and liabilities were all spun out as part of or as a result of the Spin Out Agreement dated July 23, 2021, and the Plaintiff never contracted with or was employed by the current Company. A jury trial has been set for January 19, 2024. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 28, 2023, the Company entered into an Advisory Agreement with Jonathan Sweetser, a third-party service provider. Under this Advisory Agreement, the Company issued options to purchase 3,660,000 restricted shares of the Company’s common stock at a strike price of $0.07 per share. The options vest over a period of 3 years contingent upon service and expire 10 years from the date of grant. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On September 28, 2023, the Company entered into an Advisory Agreement with Heather Rawls, a third-party service provider. Under this Advisory Agreement, the Company issued options to purchase 100,000 restricted shares of the Company’s common stock at a strike price of $0.07 per share. The options vest over a period of 1 year contingent upon service and expire 10 years from the date of grant. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On September 28, 2023, the Company agreed to issue Elliot Freier, a consultant for the Company, 400,000 shares of the Company’s common stock pursuant to the terms of a Restricted Stock Agreement by and between the Company and Eliot Freier, in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On September 29, 2023, the Company agreed to issue Laurence Eric Swann, a consultant for the Company, 3,660,000 shares of the Company’s common stock pursuant to the terms of a Restricted Stock Agreement by and between the Company and Laurence Eric Swann, in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Description

10.1	Electronic Servitor Publication Network, Inc. 2023 Equity Incentive Plan, dated as of September 22, 2023 (previously filed on Form 8-K as Exhibit 10.1 and incorporated herein by this reference.)

10.2

Consulting Agreement by and between Electronic Servitor Publication Network, Inc. and Laurence Eric Swann dated September 29, 2023 (previously filed on Form 8-K as Exhibit 99.1 and incorporated herein by this reference.)

10.3	Restricted Stock Agreement by and between Electronic Servitor Publication Network, Inc. and Laurence Eric Swann dated September 29, 2023 (previously filed on Form 8-K as Exhibit 99.2 and incorporated herein by this reference.)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

____________

* To be filed by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

Dated: November 14, 2023	By: /s/ Peter Hager Peter Hager Chief Executive Officer

Dated: November 14, 2023	By: /s/ Jim Kellogg Jim Kellogg Chief Financial Officer

