Form 10-Q/A
period 2023-09-30
Electronic Servitor Publication Network, Inc.
filed 2023-11-15
CIK 1709542

Table of Contents

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 14, 2023.

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

Effective September 28, 2023, the Company entered into an Advisory Agreement with Jonathan Sweetser, a third-party service provider. Under this Advisory Agreement, the Company issued options to purchase 60,000 restricted shares of the Company’s common stock at a strike price of $0.07 per share. The options vest over a period of 1 year contingent upon service and expire 10 years from the date of grant.

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

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

Dated: November 15, 2023	By: /s/ Peter Hager Peter Hager Chief Executive Officer

Dated: November 15, 2023	By: /s/ Jim Kellogg Jim Kellogg Chief Financial Officer

