Form 10-K
period 2023-12-31
Electronic Servitor Publication Network, Inc.
filed 2024-04-01
CIK 1709542

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

107 CHESTNUT ST., STE. 100

STILLWATER, MN 55082-5542

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $1,750,590.06 based upon the closing price of the registrant’s Common Stock on the OTCQB Venture Market on that date."

At March 24, 2023, there were 54,728,001 shares of the registrant’s common stock issued and outstanding.

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

i

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Corporate History and General Information

Electronic Servitor Publication Network, Inc. was incorporated on May 17, 2017, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company's corporate offices are located at 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542. The Company's email website is http://www.xespn.com. The Company’s telephone number is (833) 991-0800.

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

Changes to the Business in 2023

The Company (OTCQB: XESP) is a digital engagement company providing growth for B2B companies through its digital activation and engagement solutions for multiple verticals. The Company’s managed service product is powered by a sophisticated tech stack — the Digital Engagement Engine™. The Company’s technology provides intelligent interaction management, dynamic content provisioning, and a logic-driven workflow that creates relevant digital experiences that accelerate an audience from awareness to action — driving growth for client companies.

Intellectual Property

The purchase of PhiTech Management, LLC, a digital activation and engagement technology company, gives the Company ownership of the proven, proprietary Digital Engagement Engine™, a sophisticated tech stack built on microservices architecture that helps companies enhance the reach and lift of their content to targeted and new audiences.  This transaction allows the Company to further automate and enhance the technology while bringing increased value, efficiencies, and growth to customers.

The merger with Pointward Inc., a Delaware intellectual property holding company, provides the Company with proven models, methods, protocols, tools, and technologies designed to identify audience segments and engage each segment with customized content to create relevant, one-to-one digital relationship pathways.

These synergistic transactions allow the Company to pursue almost limitless business verticals.

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

The Company’s Services

The Company provides B2B companies with a fully managed service designed to enhance and continually expand their digital presence and to create meaningful and lasting connections with their target audiences. The Company’s managed service is a turn-key arrangement whereby the Company’s team fully manages the implementation and ongoing provision of the services, allowing companies to grow their revenues with no additional infrastructure investment for a nominal cost that is less than half of industry norms for bringing new products/services to market. The managed service also provides companies with opportunities to reduce or redeploy personnel.

Employees

The Company currently has three employees.

Property

The Company’s corporate offices are located at 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542.

Legal Matters

On November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the former company’s (CannAssist International Corp.) executive officers (collectively, the “Defendants”). The Plaintiff and the former company (CannAssist International Corp.) entered into a Consulting Agreement dated November 20, 2020 (the “Consulting Agreement”), pursuant to which Plaintiff was engaged to provide certain sales and marketing services to that Company. As a condition of this Consulting Agreement, Plaintiff was paid a monthly fee and was granted restricted shares of the common stock of the former company that were subject to certain vesting conditions tied to Plaintiff’s service under the Consulting Agreement. The Consulting Agreement also contained provisions that enabled the former company to terminate the Consulting Agreement without cause after 10 days’ written notice. In September 2021, the former company exercised its right to terminate the Consulting Agreement because management of the former company at the time of termination was dissatisfied with the quality of Plaintiff’s services under the Consulting Agreement. Specifically, management of the former company at the time of termination received complaints from third parties that Plaintiff behaved inappropriately in meetings where Plaintiff made presentations to potential clients and vendors on behalf of the former company. In contrast, Plaintiff alleges, among other things, that the Defendants improperly misclassified Plaintiff as an independent contractor, that certain of the former company’s executive officers committed sexual harassment and defamation and that Defendants unlawfully terminated Plaintiff. The Company believes it should not be a party to the lawsuit since the former company, including its operations, officers, employees, contractors, assets, and liabilities were all spun out as part of or as a result of the Spin Out Agreement dated July 23, 2021, and the Plaintiff never contracted with or was employed by the current Company. The jury trial has commenced. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

THE COMPANY

Corporate History and General Information

Electronic Servitor Publication Network Inc. was incorporated on May 17, 2017, under the laws of the State of Delaware. The Company's corporate offices are located at 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542. The Company's email website is http://www.xespn.com. The Company’s telephone number is (833) 991-0800 The Company’s common stock trades on the OTCQB Venture Market under the stock ticker symbol XESP.

Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

Property

All operations occur at Company’s corporate facilities in Minneapolis, MN, located at:

107 Chestnut St., Suite 100

Stillwater, MN 55082-5542

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

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

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

(ii) selected financial data required for only the fiscal years that were audited; and

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

ITEM 1C. CYBERSECURITY.

None.

ITEM 2. PROPERTIES.

All operations will occur at Company’s corporate facilities in Minneapolis, MN, located at:

107 Chestnut St., Suite 100

Stillwater, MN 55082-5542

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

ITEM 3. LEGAL PROCEEDINGS.

On November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the former company’s (CannAssist International Corp.) executive officers (collectively, the “Defendants”). The Plaintiff and the former company (CannAssist International Corp.) entered into a Consulting Agreement dated November 20, 2020 (the “Consulting Agreement”), pursuant to which Plaintiff was engaged to provide certain sales and marketing services to that Company. As a condition of this Consulting Agreement, Plaintiff was paid a monthly fee and was granted restricted shares of the common stock of the former company that were subject to certain vesting conditions tied to Plaintiff’s service under the Consulting Agreement. The Consulting Agreement also contained provisions that enabled the former company to terminate the Consulting Agreement without cause after 10 days’ written notice. In September 2021, the former company exercised its right to terminate the Consulting Agreement because management of the former company at the time of termination was dissatisfied with the quality of Plaintiff’s services under the Consulting Agreement. Specifically, management of the former company at the time of termination received complaints from third parties that Plaintiff behaved inappropriately in meetings where Plaintiff made presentations to potential clients and vendors on behalf of the former company. In contrast, Plaintiff alleges, among other things, that the Defendants improperly misclassified Plaintiff as an independent contractor, that certain of the former company’s executive officers committed sexual harassment and defamation and that Defendants unlawfully terminated Plaintiff. The Company believes it should not be a party to the lawsuit since the former company, including its operations, officers, employees, contractors, assets, and liabilities were all spun out as part of or as a result of the Spin Out Agreement dated July 23, 2021, and the Plaintiff never contracted with or was employed by the current Company. The jury trial has commenced. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB® Venture Market (1) (2)
Quarter Ended	High	Low
September 30, 2022	$0.22	$0.15
December 31, 2022	$0.16	$0.03
March 31, 2023	$0.05	$0.05
June 30, 2023	$0.07	$0.06
September 30, 2023	$0.07	$0.07
December 31, 2023	$0.20	$0.08

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)	The source of these quotations is OTCMarkets.com.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”) was approved by the Board on September 22, 2023 and our stockholders on September 27, 2023. Up to 30,000,000 shares of the Company’s common stock may be issued under the 2023 Equity Incentive Plan. Accordingly, the 2023 Equity Incentive Plan is currently in effect and issuances have been made thereunder as described herein. The purposes of the 2023 Equity Incentive Plan are to attract and retain the best available team for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to enhance the visibility of the Company in the industry and promote the success of the Company’s business, including the growth in value of the Company’s equity and enhancement of long-term stockholder return. The 2023 Equity Incentive Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units to our employees, directors, and consultants. The Company granted the following:

Peter Hager

On October 12, 2023, the Company entered into a revised Stock Option Grant and Agreement with Peter Hager, President and Chief Executive Officer (the “Hager Employment Agreement and Grant”), in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Hager Employment Agreement and Grant supersedes his previous stock option grant and agreement dated February 1, 2023. Pursuant to the terms of the Hager Employment Agreement and Grant, the Company agreed to issue Peter Hager options to purchase 6,400,000 shares of the Company’s common stock, with 1,900,000 of the shares vesting on October 12, 2023 and one-ninth (1/9th) of the remaining shares vesting on the first day of each fiscal quarter thereafter, subject to Peter Hager continuing to be a service provider through each such date.

Thomas Spruce

On October 12, 2023, the Company entered into a new Employment Agreement and Stock Option Grant and Agreement with Thomas Spruce, Chief Operations Officer and sole Director (the “Spruce Employment Agreement and Grant”), in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Spruce Employment Agreement and Grant supersedes his previous employment agreement and stock option grant and agreement, each dated February 1, 2023. Thomas Spruce’s new employment agreement provides a 36-month term of employment from October 12, 2023, under the same compensation terms as the previous Agreement, except that the number of Stock Options granted increased from 500,000 per year to 1,200,000 per year in line with Mr. Spruce’s responsibilities in moving the Company from start-up to being fully operational. Pursuant to the terms of the Spruce Employment Agreement and Grant, the Company agreed to issue Thomas Spruce options to purchase 4,850,000 shares of the Company’s common stock, with 1,550,000 of the shares vesting on October 12, 2023 and one-eleventh (1/11th) of the remaining shares vesting on the first day of each fiscal quarter thereafter, subject to Thomas Spruce continuing to be a service provider through each such date.

Jim Kellogg

On October 12, 2023, the Company entered into a new Employment Agreement and Stock Option Grant and Agreement with Jim Kellogg, Chief Financial Officer (the “Kellogg Employment Agreement and Grant”), in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Kellogg Employment Agreement and Grant supersedes his previous employment agreement and stock option grant and agreement dated November 16, 2022. Jim Kellogg’s new employment agreement provides a 36-month term of employment from October 12, 2023, under the same compensation terms as the previous Agreement, except that the number of Stock Options granted increased from 300,000 per year to 400,000 per year. Pursuant to the terms of the Kellogg Employment Agreement and Grant, the Company agreed to issue Jim Kellogg options to purchase 1,500,000 shares of the Company’s common stock, with 300,000 of the shares vesting on October 12, 2023 and one-twelfth (1/12th) of the remaining shares vesting on the first day of each fiscal quarter beginning on January 1, 2024, subject to Jim Kellogg continuing to be a service provider through each such date.

Gregory Shockey

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

Elliot Freier

On September 28, 2023, the Company agreed to issue Elliot Freier, a consultant for the Company, 400,000 shares of the Company’s common stock pursuant to the terms of a Restricted Stock Agreement by and between the Company and Eliot Freier, in accordance with the terms of the Company’s 2023 Equity Incentive Plan.

Laurence Eric Swann

On September 29, 2023, the Company agreed to issue Laurence Eric Swann, a consultant for the Company, 3,660,000 shares of the Company’s common stock pursuant to the terms of a Restricted Stock Agreement by and between the Company and Laurence Eric Swann, in accordance with the terms of the Company’s 2023 Equity Incentive Plan. Management believes that Mr. Swann’s business and financial consulting services will allow the Company to leverage its new intellectual property.

Recent Sales of Unregistered Securities

On February 1, 2023, the Company entered into an employment agreement with Peter Hager, an officer of the Company. Under this employment agreement, the Company issued options to purchase 6,400,000 restricted shares of the Company’s common stock at a strike price of $0.06 per share and options to purchase 1,000,000 restricted shares of the Company’s common stock, at the commencement of his first renewal term of service. The options to purchase 6,400,000 restricted shares shall vest with respect to the first 400,000 shares on February 1, 2023, with the remaining 6,000,000 shares vesting in installments of 500,000 shares per fiscal quarter for each quarter of continuous service, beginning on April 1, 2023. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On October 12, 2023, pursuant to the terms of the Hager Employment Agreement and Grant, superseding his previous employment agreement dated February 1, 2023, the Company agreed to issue Peter Hager options to purchase 6,400,000 shares of the Company’s common stock, with 1,900,000 of the shares vesting on October 12, 2023 and one-ninth (1/9th) of the remaining shares vesting on the first day of each fiscal quarter thereafter, subject to Peter Hager continuing to be a service provider through each such date. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On February 1, 2023, Thomas Spruce was appointed as the Company’s Secretary and Chief Operations Officer. Per the terms of the employment agreement, Mr. Spruce was granted options to purchase 1,750,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting with respect to the first 250,000 shares on February 1, 2023 and vesting with respect to the remaining 1,500,000 shares in installments of 125,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 250,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service.

On October 12, 2023, pursuant to the terms of the Spruce Employment Agreement and Grant, superseding his previous employment agreement dated February 1, 2023, the Company agreed to issue Thomas Spruce options to purchase 4,850,000 shares of the Company’s common stock, with 1,550,000 of the shares vesting on October 12, 2023 and one-eleventh (1/11th) of the remaining shares vesting on the first day of each fiscal quarter thereafter, subject to Thomas Spruce continuing to be a service provider through each such date. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On April 12, 2023, the Company entered into an advisor agreement with Greg Shockey, an advisor of the Company. Under this advisor agreement, the Company issued options to purchase 3,660,000 restricted shares of the Company’s common stock at a strike price of $0.06 per share. The options shall vest with respect to the first 60,000 shares on February 1, 2023, with the remaining 3,600,000 shares vesting in installments of 300,000 shares per fiscal quarter for each quarter of continuous service, beginning on April 1, 2023. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On October 12, 2023, the Company entered into a revised Stock Option Grant and Stock Option Agreement with Greg Shockey, in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Shockey Grant and Agreement supersedes his previous advisor agreement dated April 12, 2023. Pursuant to the terms of the Shockey Grant and Agreement, the Company agreed to issue Greg Shockey options to purchase 3,840,000 shares of the Company’s common stock, with 1,140,000 of the shares vesting on October 12, 2023 and one-ninth (1/9th) of the remaining shares vesting on the first day of each fiscal quarter thereafter, subject to Greg Shockey continuing to be a service provider through each such date. The options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On October 12, 2023, the Company entered into the Kellogg Employment Agreement and Grant with Jim Kellogg, Chief Financial Officer, in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Kellogg Employment Agreement and Grant supersedes his previous employment agreement and stock option grant and agreement dated November 16, 2022. Jim Kellogg’s new employment agreement provides a 36-month term of employment from October 12, 2023, under the same compensation terms as the previous Agreement, except that the number of Stock Options granted increased from 300,000 per year to 400,000 per year. Pursuant to the terms of the Kellogg Employment Agreement and Grant, the Company agreed to issue Jim Kellogg options to purchase 1,500,000 shares of the Company’s common stock, with 300,000 of the shares vesting on October 12, 2023 and one-twelfth (1/12th) of the remaining shares vesting on the first day of each fiscal quarter beginning on January 1, 2024, subject to Jim Kellogg continuing to be a service provider through each such date.

On September 28, 2023, the Company agreed to issue Elliot Freier, a consultant for the Company, 400,000 shares of the Company’s common stock pursuant to the terms of a Restricted Stock Agreement by and between the Company and Eliot Freier, in accordance with the terms of the Company’s 2023 Plan. The restricted stock was issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On September 29, 2023, the Company agreed to issue Laurence Eric Swann, a consultant for the Company, 3,660,000 shares of the Company’s common stock pursuant to the terms of a Restricted Stock Agreement by and between the Company and Laurence Eric Swann, in accordance with the terms of the Company’s 2023 Plan. Management believes that Mr. Swann’s business and financial consulting services will allow the Company to leverage its new intellectual property. The restricted stock was issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On December 22, 2023, the Company entered into an Agreement and Plan of Merger whereby 39,252,000 shares of the Company’s common stock were issued to the former holders of Pointward Inc. The restricted stock was issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

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

Overview

Electronic Servitor Publication Network Inc. was incorporated on May 17, 2017, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a digital engagement company providing digital activation and engagement solutions to established and developing companies that seek to optimize their digital customer engagement strategies. The Company's managed services are powered by a proven, proprietary tech stack - the Digital Engagement Engine (or DE²). This technology provides intelligent interaction management, dynamic content provisioning, and a logic-driven workflow which creates digital experiences that accelerate an audience from awareness to action, no matter what programs and processes that the client already has in place.

The Company's corporate offices are located at 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542. The Company's email website is http://www.xespn.com. The Company’s telephone number is (883) 991-0800.

The Company’s common stock trades on the OTCQB Venture Market under the stock ticker symbol XESP.

On September 28, 2021, the Certificate of Incorporation of the Company was amended to effect a change in the Company’s name from “CannAssist International Corp.” to “The Electronic Servitor Publication Network, Inc.” (the “Name Change”).

Effective October 9, 2021, as a result of the spin-off transactions, the business of the Company changed to focus on Electronic Sports Gaming technology and the development of related infrastructure, specifically the development and commercialization of a technology platform specifically designed for the Electronic Sports and Electronic Gaming markets. The platform will provide an omni-channel publishing tool, with talent identity protection and monetization tools provided in line with interaction and media creation services. Further publication and monetization products and services will be developed and acquired to support these efforts.

On November 20, 2022, the Board approved the Company’s amended and restated By-laws. On and after the effective date of the By-laws, the annual meeting of the Company’s stockholder, shall be held annually on a date and at a time, and via a format (in person, conference call, video conference etc.) designated by the board of directors and stated in a notice of the meeting. Prior to the amendment, the annual meeting was held on the third Thursday of May of each calendar year at 10:30 am. Pursuant to the amended and restated By-laws, notice of the meeting may now be served to stockholders by electronic transmission, upon receipt of confirmation. Further, notice for special meetings of the Company’s board of directors may now be given with no less than 24 hours by email or text, in addition to notice in person, by letter or telephone call. The Company’s officers, pursuant to the amended and restated By-laws will be comprised of a chief executive officer, a president, a chief operations officer, a chief financial officer, a secretary, a treasurer, a controller, and/or such other officers as may from time to time be elected or appointed by the board of directors. Consequently, new descriptions for the offices of chief operations officer and chief financial officer have been included to the By-laws under Sections 4.7 and 4.8, respectively. The amended and restated By-laws also include an indemnification provision to indemnify the Company’s officers and directors to the maximum extent and in the manner permitted by the General Corporation Law of Delaware.

On October 24, 2023, the Company’s Board adopted and approved amendment to the Company’s First Amended and Restated By-laws (the “Amendment”). In accordance with the Amendment, the annual and special meetings may be held by written consent in accordance with Delaware General Corporation Law §228. Pursuant to the By-laws currently in place, the annual meeting of the Company’s stockholders shall be held annually on a date and at a time, and via a format (in person, conference call, video conference etc.) designated by the board of directors and stated in a notice of the meeting.

The Company anticipates that it would need approximately $1,500,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan. In addition to revenues generated from sales, the Chief Operations Officer and several shareholders may fund the Company’s operations, if needed, during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations.

As of December 31, 2023, the Company had generated revenues of $60,000. At December 31, 2023, the Company had a total net loss of $830,602 and had an accumulated deficit of $7,194,683.

For the period ended December 31, 2023, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Revenues and Losses

During the year ended December 31, 2023, the Company posted revenues of $60,000. For that same year ended, total operating expenses were $872,950, consisting of general and administrative expenses of $174,577, professional fees of $85,721 and stock-based compensation fees of $612,652. Loss from operations and before income taxes totaled $812,950. Other expenses consisted of $17,652 in interest expense. After income tax expense of $0, the Company generated a net loss from continuing operations of $830,602, and a total net loss of $830,602.

Liquidity and Capital Resources

The Company had total assets of $28,431.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began generating revenues. The Company generated limited revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2023.

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

Discussion of the Year Ended December 31, 2023, as compared to the Year Ended December 31, 2022

For the year ended December 31, 2023, the Company had revenue of $60,000. For the year ended December 31, 2022 had revenue of nil.

During the year ended December 31, 2023, the Company posted operating expenses from continuing operations of $872,950, consisting of general and administrative expenses of $174,577, professional fees of $85,721 and stock-based compensation of $612,652. For the year ended December 31, 2022, the Company posted operating expenses from continuing operations of $441,961, consisting of general and administrative expenses of $19,872, professional fees of $73,800 and stock-based compensation of $348,289.

During the year ended December 31, 2023, the Company posted a net loss of $830,602 from continuing operations for a total net loss for the year of $830,602, compared to a net loss of $447,450 from continuing operations for a total net loss for the year of $447,450 for the year ended December 31, 2022.

During the year ended December 31, 2023, the Company used $148,290 of cash in operating activities, generated $159,582 in cash from financing activities, and the Company did not use or generate any cash in investing activities. During the year ended December 31, 2022, the Company used $63,334 of cash in operating activities, generated $80,473 in cash from financing activities, and the Company did not use or generate any cash in investing activities

Plan of Operations

Over the next five years, XESP will continue to expand its operations via several different facets of operation. Foremost, the Company will continue to expand its relationships with B2B companies in a broad range of industries. XESP will seek to leverage its successes in managing single growth objectives to manage multiple growth objectives for existing client companies. Also, XESP will continue to expand its Channel Partner program and will establish an Affiliate Referral program.

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

Managed Service: XESP bills clients a one-time Onboarding Fee and an ongoing Quarterly Management Fee. Services provided include codifying client business rules and objectives, operating principles, and target audience identification, providing a Gap Analysis, and providing ongoing consultative information on content provisioning, audience capture, audience activation, etc.

Gain Share: In addition to XESP’s Onboarding and Quarterly Management Fees, XESP earns a share of increased client revenues for the targeted service or product.

Channel Partners: XESP bills Channel Partners an ongoing Quarterly Fee. Channel Partners are service entities that promote and utilize XESP technologies as an extension of their services to their clients. Channel partners invoice their clients and manage the relationships.

Alternative Financial Planning

As of December 31, 2023, the Company had cash available of $28,431.

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

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Peter Hager	54	Chief Executive Officer and President	2023

Thomas Spruce	68	Chief Operations Officer, Secretary, and sole Director	2022

Jim Kellogg	65	Chief Financial Officer	2022

Peter Hager

Chief Executive Officer and President

Peter Hager, age 54, is a seasoned business executive with 30 years of cross industry leadership experience in executive management, sales, marketing, and technology. He has a track record of success in providing services to Fortune 500 companies, such as United Health Group, Boston Scientific, Johnson & Johnson, Medtronic, Wells Fargo, 3M, Target, Cargill, Land O’ Lakes, and General Mills. Since 2003, Peter Hager served in various roles including as President, CEO, and Chairman of Pointward, Inc. which is a MedTech Customer Engagement Agency. Mr. Hager has also served as past or current director and founding member for multiple technology, professional services, and MedTech organizations, including PhiTech Management, iSight Therapeutics, TeamNet Systems, and Bluestem Technologies. Mr. Hager holds a Bachelor of Arts degree in economics and psychology from Macalester College in Saint Paul, Minnesota.

Thomas Spruce

Chief Operations Officer, Secretary, and sole Director

Thomas Spruce, age 68, is the Company’s Chief Operations Officer and sole Director. Mr. Spruce has decades of experience in large corporations, small companies, and start-ups in a variety of sales management, operations management, business development, and consulting roles with product and service businesses. From 2008 to the present, Mr. Spruce has served as the President and CEO of His Speed, Inc., a company that specializes in business management, development, and consulting. Prior to 2008, Mr. Spruce served in management positions at the Principle Pharmacy Group, MediqPRN/Hill-Rom and Owen Healthcare/Cardinal Health, where he managed sales, operations management, business transition, integrated sales, and enterprise account management. Mr. Spruce has a Bachelor of Sciences in Pharmacy from the University of Arkansas, is a Board Member at The Victory Way, has served as Board Chairman of the Dean’s Advisory Council- Western University School of Pharmacy and was a Fellow at the American College of Healthcare Executives.

Jim Kellogg

Chief Financial Officer

Since its inception in January of 2005, Mr. Kellogg, age 65, has served as the principal of J. Kellogg & Company, Inc., a business and tax consultant for business entities with annual gross sales of up to $10,000,000. Mr. Kellogg has provided legal support to clients’ business valuations, business interruption and divorce property valuations. He personally interviews, prepares and reviews approximately 1,000 personal, business, and fiduciary tax returns on an annual basis. Mr. Kellogg has been working as a professional tax adviser since 1983. Mr. Kellogg obtained his JD from the Western State University College of Law in Fullerton, California, with an emphasis on taxation in 1995, and was certified as a financial planner by the College for Financial Planning in Denver, Colorado in 1990.

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

Legal Proceedings

On November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the former company’s (CannAssist International Corp.) executive officers (collectively, the “Defendants”). The Plaintiff and the former company (CannAssist International Corp.) entered into a Consulting Agreement dated November 20, 2020 (the “Consulting Agreement”), pursuant to which Plaintiff was engaged to provide certain sales and marketing services to that Company. As a condition of this Consulting Agreement, Plaintiff was paid a monthly fee and was granted restricted shares of the common stock of the former company that were subject to certain vesting conditions tied to Plaintiff’s service under the Consulting Agreement. The Consulting Agreement also contained provisions that enabled the former company to terminate the Consulting Agreement without cause after 10 days’ written notice. In September 2021, the former company exercised its right to terminate the Consulting Agreement because management of the former company at the time of termination was dissatisfied with the quality of Plaintiff’s services under the Consulting Agreement. Specifically, management of the former company at the time of termination received complaints from third parties that Plaintiff behaved inappropriately in meetings where Plaintiff made presentations to potential clients and vendors on behalf of the former company. In contrast, Plaintiff alleges, among other things, that the Defendants improperly misclassified Plaintiff as an independent contractor, that certain of the former company’s executive officers committed sexual harassment and defamation and that Defendants unlawfully terminated Plaintiff. The Company believes it should not be a party to the lawsuit since the former company, including its operations, officers, employees, contractors, assets, and liabilities were all spun out as part of or as a result of the Spin Out Agreement dated July 23, 2021, and the Plaintiff never contracted with or was employed by the current Company. The jury trial has commenced. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

ITEM 11. EXECUTIVE COMPENSATION.

At December 31, 2023, the Company had not paid cash compensation to any executive officer or director; provided, however, the Company entered into the following agreements with executive officers and directors of the Company as follows:

Any stock-incentive based agreement entered into by and between the Company and it’s employees, directors, and consultants after September 27, 2023, was pursuant to the Company’s 2023 Equity Incentive Plan.

Peter Hager

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

Thomas Spruce

On February 1, 2023, Thomas Spruce was appointed as the Company’s Secretary and Chief Operations Officer. Per the terms of the employment agreement, Mr. Spruce was granted options to purchase 1,750,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting with respect to the first 250,000 shares on February 1, 2023 and vesting with respect to the remaining 1,500,000 shares in installments of 125,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 250,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service.

On October 12, 2023, the Company entered into a the SpruceEmployment Agreement and Grant with Thomas Spruce, Chief Operations Officer and sole Director, in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Spruce Employment Agreement and Grant supersedes his previous employment agreement and stock option grant and agreement, each dated February 1, 2023. Thomas Spruce’s new employment agreement provides a 36-month term of employment from October 12, 2023, under the same compensation terms as the previous Agreement, except that the number of Stock Options granted increased from 500,000 per year to 1,200,000 per year in line with Mr. Spruce’s responsibilities in moving the Company from start-up to being fully operational. Pursuant to the terms of the Spruce Employment Agreement and Grant, the Company agreed to issue Thomas Spruce options to purchase 4,850,000 shares of the Company’s common stock, with 1,550,000 of the shares vesting on October 12, 2023 and one-eleventh (1/11th) of the remaining shares vesting on the first day of each fiscal quarter thereafter, subject to Thomas Spruce continuing to be a service provider through each such date.

Jim Kellogg

On November 16, 2022, the Company entered into an Employment Agreement with Jim Kellogg, an officer of the Company. The agreement has a term of 1 year and automatically renews for additional 6-month terms unless earlier terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this agreement, the Company pays a base salary of $1.00 per year and the Company issued options to purchase 300,000 restricted shares of the Company’s common stock at a strike price of $0.10 per share, vesting with respect to 25% of the shares after 3 months of continuous service after November 16, 2022 and with respect to 25% of the shares every 3 months thereafter. The options have an expiry date of 10 years from the date of grant.

On October 12, 2023, the Company entered into the the Kellogg Employment Agreement and Grant with Jim Kellogg, Chief Financial Officer, in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Kellogg Employment Agreement and Grant supersedes his previous Employment Agreement and Stock Option Grant and Agreement dated November 16, 2022. The new Employment Agreement provides a 36-month term of employment from October 12, 2023, under the same compensation terms as the previous Agreement, except that the number of Stock Options granted increased from 300,000 per year to 400,000 per year. Pursuant to the terms of the Kellogg Employment Agreement and Grant, the Company agreed to issue Jim Kellogg options to purchase 1,500,000 shares of the Company’s common stock, with 300,000 of the shares vesting on October 12, 2023 and one-twelfth (1/12th) of the remaining shares vesting on the first day of each fiscal quarter beginning on January 1, 2024, subject to Jim Kellogg continuing to be a service provider through each such date.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the SEC and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2023, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them, aside from Mr. Jim Kellogg, who has yet to file his initial Section 16(a) report after his appointment as Chief Financial Officer of the Company and has no ownership of the Company’s common stock.

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

COMMON STOCK

	Common Shares Beneficially Owned
Name of Beneficial Owner	No. of Shares	Percentage of Class (1)

Peter Hager (2) (3) (4)	7,782,000	14.22%
President and Chief Executive Officer

Thomas Spruce (2) (5) (6) (7)	15,000	0.03%
Chief Operations Officer, Secretary and Director

Jim Kellogg (2) (8)	0	0.00%
Chief Financial Officer

Phitech Management LLC (2) (9)	0	0.00%
>5% Common Stock Shareholder

Eric Swann (10) (11)	6,160,000	11.26%
>5% Common Stock Shareholder

Greg Shockey (12) (13) (14)	8,950,000	16.35%
>5% Common Stock Shareholder

Mark Palumbo (15) (16)	2,300,000	4.20%
>5% Common Stock Shareholder

Calisota Tech LLC (3) (5)	7,782,000	14.22%
>5% Common Stock Shareholder

Spruce Solutions LLC (3) (8)	1,022,500	1.87%
Held by Affiliate

(1)	Based on 54,728,001 common stock shares issued and outstanding as of the date of this filing..

(2)	This individual and/or entity’s address is 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542.

(3)	This individual owns options to purchase 6,400,000 shares of the common stock of the Company at a strike price of $0.07 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(4)	Peter Hager owns Calisota Tech LLC, an entity that will be a greater than 5% common stock shareholder upon consummation of the Asset Purchase and Merger. Calisota Tech LLC is also owned by Jonathan Sweetser, a consultant of the Company.

(5)	These shares are owned by the Spruce Family Trust, which is controlled by Mr. Spruce.

(6)	This individual owns options to purchase 4,850,000 shares of the common stock of the Company at a strike price of $0.07 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(7)	Thomas Spruce owns Spruce Solutions LLC.

(8)	This individual owns options to purchase 1,500,000 shares of the common stock of the Company at a strike price of $0.07 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(9)	Peter Hager is the controlling affiliate of this entity.

(10)	Eric Swann is a consultant of the Company. Although he is not considered an affiliate of the Company, for purposes of this table only, his address is 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542.

(11)	The Company agreed to issue this individual 3,660,000 shares of common stock of the Company pursuant to the terms of a Restricted Stock Award Agreement dated September 29, 2023. The shares were issued on a vesting schedule and are subject to certain vesting conditions related to length of service. The individual will own 660,000 vested shares of the Company’s common stock within 60 days of November 13, 2023.

(12)	Greg Shockey is a consultant of the Company.

(13)	Greg Shockey is the controlling affiliate of Forty 7 Select Holdings LLC.

(14)	This individual owns options to purchase 3,840,000 shares of the common stock of the Company at a strike price of $0.07 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(15)	This individual’s address is 855 South Mission Avenue, Suite #K400, Fallbrook, CA 92028.

(16)	This individual is married to Marla Palumbo. Marla Palumbo is the holder of 1,200,000 shares of the Company’s common stock.

SERIES A PREFERRED STOCK

	Series A Preferred Shares Owned	Percentage of Class (1)
Forty 7 Select Holdings LLC (1) (2) (3) (4)	1,000	100%
>5% Series A Preferred Stock Shareholder

(1)	Based on 1,000 Series A Preferred Stock shares outstanding.

(2)	Consists of 1,000 shares of Series A Preferred Stock, purchased at par value, which, voting together as a class, have the right to vote 60% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least a majority of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

(3)	This entity’s address is 31878 Del Obispo 118-331, San Juan Capistrano, CA 92675.

(4)	Greg Shockey is the controlling affiliate of this entity. Greg Shockey is also a consultant of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Other than those agreements detailed in Item 11 for Executive Compensation, the Company has also entered into the following transactions with related parties in the year ended December 31, 2023:

During the year ended December 31, 2022, Forty 7 Select Holdings LLC (“Forty 7”) advanced the Company funds, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, a consultant and existing shareholder of the Company. As of December 31, 2023, the balance due to Forty 7 is $8,000.

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matures on July 10, 2023, and bears interest at 8.5% per annum. As of December 31, 2023, there is $1,240 of interest accrued on this note.

On December 22, 2023, the Company entered into the following transactions:

1)	An Asset Purchase Agreement (the “Asset Purchase Agreement”) with Phitech Management, LLC, a limited liability company organized under the laws of Minnesota (“Phitech”); and

2)	An Agreement and Plan of Merger (the “Merger Agreement”) with Pointward Inc., a corporation organized under the laws of Delaware (“Pointward”).

Asset Purchase Agreement

Pursuant to the terms of the Asset Purchase Agreement dated December 22, 2023, the Company has agreed to pay an aggregate purchase price of $2,500,000, plus the assumption of the assumed liabilities as defined in such Asset Purchase Agreement, for Phitech’s assets, including its proprietary technology; and, upon consummation of the transaction, the Company shall cancel 10,000,000 shares of the Company’s common stock held by Phitech, representing 100% of Phitech’s ownership of the Company, and such shares shall be returned to the Company’s treasury.

Agreement and Plan of Merger

Following consummation of the Asset Purchase Agreement on December 22, 2023, the Company entered into a Merger Agreement with Pointward. Pursuant to the terms of the Merger Agreement, the Company shall be the surviving corporation and all of the outstanding capital stock of Pointward were converted into shares of the Company’s common stock. Accordingly, the Company issued 39,252,000 shares of the Company’s common stock to the former holders of Pointward and the former stockholders of Pointward (not including any ownership of the Company’s capital stock held by such persons prior to the Merger) hold approximately 72% of the outstanding shares of the Company’s capital stock.

As former stockholders of Pointward, Peter Hager, Eric Swann, Greg Shockey, and Thomas Spruce received shares of the Company’s capital stock. Peter Hager is the Company’s Chief Executive Officer. Eric Swann and Greg Shockey are consultants of the Company. Thomas Spruce is the Company’s Chief Operations Officer and director.

Peter Hager, our CEO, controls both Phitech and Pointward and as a result the transaction with Pointward has been accounted for as a common control merger. As a result, the assets and liabilities assumed were recorded on the Company’s financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company recorded the common control merger as of the earliest date presented in these consolidated financial statements, or December 31, 2022.

Greg Shockey

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

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;

•	Disclosing in any and all filings with the SEC, where required;

•	Obtaining disinterested directors consent; and

•	Obtaining shareholder consent where required.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $[. ]  for fiscal year ended December 31, 2023, and $43,000 for fiscal year ended December 31, 2022.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were nil for fiscal years ended December 31, 2023 and 2022, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were nil for fiscal years ended December 31, 2023 and 2022, respectively.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were nil for fiscal years ended December 31, 2023 and 2022, respectively.

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2023 and 2022

Statements of Operations for the years ended December 31, 2023 and December 31, 2022

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and December 31, 2022

Statements of Cash Flows for the years ended December 31, 2023 and December 31, 2022

Notes to Financial Statements

EXHIBITS

3.1	Certificate of Incorporation (previously filed on Form 10-12G on January 18, 2017 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.)

3.2	By-laws (previously filed on Form 10-12G on January 18, 2017 as the exhibit number listed here, and incorporated herein by this reference.)

3.3	Amendment to Certificate of Incorporation (previously filed on Form S-1 on October 22, 2018 as the same exhibit number listed here, and incorporated herein by this reference.)

3.4	Series A Certificate of Designation filed with the Secretary of State of Delaware on May 6, 2019 (previously filed on Form 8-K on March 30, 2020 as Exhibit 3.4, and incorporated herein by this reference.)

3.5	Amendment to Certificate of Incorporation (previously filed on Form 8-K on October 12, 2021 as an exhibit and incorporated herein by this reference.)

3.6	First Amended and Restated By-laws (previously filed on Form 8-K on November 21, 2022 as Exhibit 99.3, and incorporated herein by this reference.)

10.1	Asset Purchase Agreement by and between Electronic Servitor Publication Network, Inc. and Phitech Management, LLC, dated December 22, 2023. (previously filed on Form 8-K on January 2, 2024 as Exhibit 2.1, and incorporated herein by this reference.)

10.2	Agreement and Plan of Merger by and between Electronic Servitor Publication Network, Inc. and Pointward Inc., dated December 22, 2023 (previously filed on Form 8-K on January 2, 2024 as Exhibit 2.2, and incorporated by this reference.)

10.3	Electronic Servitor Publication Network, Inc. 2023 Equity Incentive Plan, dated as of September 22, 2023 (previously filed on Form 8-K as Exhibit 10.1 and incorporated herein by this reference.)

10.4	Consulting Agreement by and between Electronic Servitor Publication Network, Inc. and Laurence Eric Swann dated September 29, 2023 (previously filed on Form 8-K as Exhibit 99.1 and incorporated herein by this reference.)

10.5	Restricted Stock Agreement by and between Electronic Servitor Publication Network, Inc. and Laurence Eric Swann dated September 29, 2023 (previously filed on Form 8-K as Exhibit 99.2 and incorporated herein by this reference.)

10.6	Stock Option Grant and Stock Option Agreement with Greg Shockey (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.2, and incorporated herein by this reference.)

10.7	Employment Agreement with Peter Hager (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.3, and incorporated herein by this reference.)

10.8	Stock Option Grant and Stock Option Agreement with Peter Hager (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.4, and incorporated herein by this reference.)

10.9	Employment Agreement with Thomas Spruce (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.5, and incorporated herein by this reference.)

10.10	Stock Option Grant and Stock Option Agreement with Thomas Spruce (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.6, and incorporated herein by this reference.)

10.11	Advisor Agreement with Greg Shockey (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.1, and incorporated herein by this reference.)

10.12	Stock Option Grant and Stock Option Agreement with Greg Shockey (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.2, and incorporated herein by this reference.)
10.13	Employment Agreement with Peter Hager (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.3, and incorporated herein by this reference.)
10.14	Stock Option Grant and Stock Option Agreement with Peter Hager (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.4, and incorporated herein by this reference.)
10.15	Employment Agreement with Thomas Spruce (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.5, and incorporated herein by this reference.)

10.16	Stock Option Grant and Stock Option Agreement with Thomas Spruce (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.6, and incorporated herein by this reference.)

31.1*	Rule 15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 15d-14(a) Certification Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in Minneapolis, MN, thereunto duly authorized, on April 1, 2024.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

By:	/s/ Peter Hager
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jim Kellogg
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Jim Kellogg
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

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

Signature	Capacity	Date

/s/ Thomas Spruce	Director	April 1, 2024

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

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Electronic Servitor Publication Network, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Electronic Servitor Publication Network, Inc. (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/S BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2018

Lakewood, CO

April 1, 2024

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$28,431	$17,139

Total assets	$28,431	$17,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$66,140	$49,680
Loans payable	229,630	52,630
Note payable	2,500,000	–
Due to a related party	34,450	51,868
Total current liabilities	2,830,220	154,178

Commitments and contingencies	–	–

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	–	–
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	–	–
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 51,428,001 and 21,416,001 shares issued and outstanding, respectively.	5,143	2,142
Additional paid in capital	4,387,751	6,224,900
Accumulated deficit	(7,194,683)	(6,364,081)
Total Stockholders’ deficit	(2,801,789)	(137,039)

Total Liabilities and Stockholders’ Deficit	$28,431	$17,139

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenue	$60,000	$–

Operating expenses:
General and administrative	174,577	19,872
Professional fees	85,721	73,800
Stock based compensation	612,652	348,289
Total operating expenses	872,950	441,961

Loss from operations	(812,950)	(441,961)

Other expense:
Interest expense	(17,652)	(5,489)
Total other expense	(17,652)	(5,489)

Loss before provision for income taxes	(830,602)	(447,450)
Provision for income taxes	–	–

Net loss	$(830,602)	$(447,450)

Loss per share, basic and diluted	$(0.04)	$(0.00)

Weighted average shares outstanding, basic and diluted	21,612,741	21,416,001

The accompanying notes are an integral part of these unaudited financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENT OF CHANGES OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2023 and 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	1,000	$–	21,416,001	$2,142	$5,876,611	$(5,916,631)	$(37,878)
Stock option expense	–	–	–	–	348,289	–	348,289
Net loss	–	–	–	–	–	(447,450)	(447,450)
Balance, December 31, 2022	1,000	$–	21,416,001	$2,142	$6,224,900	$(6,364,081)	$(137,039)
Stock option expense	–	–	–	–	612,652	–	612,652
Shares issued for services	–	–	760,000	76	53,124	–	53,200
Shares exchange for acquisition	–	–	39,252,000	3,925	(3,925)	–	–
Shares cancelled	–	–	(10,000,000)	(1,000)	(2,499,000)	–	(2,500,000)
Net loss	–	–	–	–	–	(830,602)	(830,602)
Balance, December 31 2023	1,000	$–	51,428,001	$5,143	$4,387,751	$(7,194,683)	$(2,801,789)

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(830,602)	$(447,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	665,852	348,289
Changes in Operating Assets and Liabilities:
Accounts payable and accruals	16,460	35,827
Net cash used by operating activities	(148,290)	(63,334)

Cash flows from Investing activities:	–	–

Cash flows from Financing activities:
Proceeds from loans - related party	24,850	27,843
Proceeds from loans payable	177,000	52,630
Repayment of loans - related party	(42,268)	–
Net cash provided by financing activities	159,582	80,473

Net change in cash	11,292	17,139
Cash, beginning of period	17,139	–
Cash, end of period	$28,431	$17,139

Cash Paid For:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 – DESCRIPTION OF BUSINESS AND HISTORY

Description of business

The Company was originally incorporated on May 17, 2017, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 23, 2018, the Certificate of Incorporation of the Company was amended to effect a change in the Company’s name from “Iris Grove Acquisition Corporation” to “CannAssist International Corporation”. On September 28, 2021, the Certificate of Incorporation of the Company was amended a second time to effect a change in the Company’s name from “CannAssist International Corporation” to the name “Electronic Servitor Publication Network, Inc.” The Company’s common stock trades on the OTCQB Venture Market under the stock ticker symbol “XESP,” previously from “CNSC,” effective January 26, 2022. The Company's corporate office is located at 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542.. The URL of the Company’s website is https://www.xespn.com.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2023 and 2022.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2023, there are 153,503 potentially dilutive shares from warrants and 6,670,000 potentially dilutive shares from vested options. As of December 31, 2022, there are 153,503 potentially dilutive shares from warrants and 1,190,000 potentially dilutive shares from vested options. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2023, and 2022, no liability for unrecognized tax benefits was required to be reported.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has begun to recognize limited revenue in the current year and has an accumulated deficit of $7,194,683 as of December 31, 2023. The Company’s continuation as a going concern is dependent upon its ability to generate revenue to satisfy its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations, or its ability to sell its services to generate consistent profitability. In order to maintain operations, the Company may have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – NOTES PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matures one year from the date of issuance and bears interest at 6% per annum. As of December 31, 2023, there is $972 of interest accrued on this note.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matures one year from the date of issuance and bears interest at 6% per annum. As of December 31, 2023, there is $970 of interest accrued on this note.

On June 10, 2022, the Company issued a note payable for $7,630 to a third party. The note matures 6 months from the date of issuance and bears interest at 10% per annum. As of December 31, 2023, there is $1,189 of interest accrued on this note.

On October 18, 2022, the Company issued a note payable for $25,000 to a third party. The note matures one year from the date of issuance and bears interest at 8% per annum. As of December 31, 2023, there is $2,405 of interest accrued on this note.

On January 6, 2023, the Company issued a note payable for $15,000 to a third party. The note matured on July 6, 2023, and bears interest at 8.5% per annum. As of December 31, 2023, there is $1,254 of interest accrued on this note.

On March 13, 2023, the Company issued a note payable for $12,000 to a third party. The note matured on September 13, 2023, and bears interest at 8.5% per annum. As of December 31, 2023, there is $819 of interest accrued on this note.

On May 11, 2023, the Company issued a note payable for $25,000 to a third party. The note matures on May 11, 2024, and bears interest at 8% per annum. As of December 31, 2023, there is $1,282 of interest accrued on this note.

On May 15, 2023, the Company issued a note payable for $25,000 to a third party. The note matures on May 15, 2024, and bears interest at 8% per annum. As of December 31, 2023, there is $1,260 of interest accrued on this note.

On September 1, 2023, the Company issued a note payable for $25,000 to a third party. The note matures on September 1, 2024, and bears interest at 8% per annum. As of December 31, 2023, there is $663 of interest accrued on this note.

On September 6, 2023, the Company issued a note payable for $50,000 to a third party. The note matures on September 6, 2024, and bears interest at 8% per annum. As of December 31, 2023, there is $1,271 of interest accrued on this note.

On September 15, 2023, the Company issued a note payable for $50,000 to a third party. The note matures on September 15, 2024, and bears interest at 8% per annum. As of December 31, 2023, there is $586 of interest accrued on this note.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, Forty 7 Select Holdings LLC (“Forty 7”) advanced the Company funds, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of December 31, 2023, the balance due to Forty 7 is $8,000.

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matures on July 10, 2023, and bears interest at 8.5% per annum. As of December 31, 2023, there is $1,240 of interest accrued on this note.

Refer to Note 7 for options to purchase shares of common stock issued to related parties.

On December 22, 2023, the Company entered into the following transactions:

1)	An Asset Purchase Agreement (the “Asset Purchase Agreement”) with Phitech Management, LLC, a limited liability company organized under the laws of Minnesota (“Phitech”); and

2)	An Agreement and Plan of Merger (the “Merger Agreement”) with Pointward Inc., a corporation organized under the laws of Delaware (“Pointward”).

Asset Purchase Agreement

Pursuant to the terms of the Asset Purchase Agreement dated December 22, 2023, the Company has agreed to pay an aggregate purchase price of $2,500,000, plus the assumption of the assumed liabilities as defined in such Asset Purchase Agreement, for Phitech’s assets, including its proprietary technology; and, upon consummation of the transaction, the Company shall cancel 10,000,000 shares of the Company’s common stock held by Phitech, representing 100% of Phitech’s ownership of the Company, and such shares shall be returned to the Company’s treasury.

Agreement and Plan of Merger

Following consummation of the Asset Purchase Agreement on December 22, 2023, the Company entered into a Merger Agreement with Pointward. Pursuant to the terms of the Merger Agreement, the Company shall be the surviving corporation and all of the outstanding capital stock of Pointward were converted into shares of the Company’s common stock. Accordingly, the Company issued 39,252,000 shares of the Company’s common stock to the former holders of Pointward and the former stockholders of Pointward (not including any ownership of the Company’s capital stock held by such persons prior to the Merger) hold approximately 72% of the outstanding shares of the Company’s capital stock.

As former stockholders of Pointward, Peter Hager, Eric Swann, Greg Shockey, and Thomas Spruce received shares of the Company’s capital stock. Peter Hager is the Company’s Chief Executive Officer. Eric Swann and Greg Shockey are consultants of the Company. Thomas Spruce is the Company’s Chief Operations Officer and director.

Peter Hager, our CEO, controls both Phitech and Pointward and as a result the transaction with Pointward has been accounted for as a common control merger. As a result, the assets and liabilities assumed were recorded on the Company’s financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company recorded the common control merger as of the earliest date presented in these consolidated financial statements, or December 31, 2022.

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

Greg Shockey

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

Danijella Dragas

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

Thomas Spruce

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

On February 1, 2023, Thomas Spruce was appointed as the Company’s Secretary and Chief Operations Officer. Per the terms of the employment agreement, Mr. Spruce was granted options to purchase 1,750,000 restricted shares of the Company’s common stock, at the commencement of his initial term of services, for an exercise price $0.06 per share, vesting with respect to the first 250,000 shares on February 1, 2023 and vesting with respect to the remaining 1,500,000 shares in installments of 125,000 shares per fiscal quarter with the first vesting date of April 1, 2023 and 250,000 options to purchase restricted shares of the Company’s common stock, at the commencement of his first renewal term of service.

On October 12, 2023, the Company entered into a new Employment Agreement and Stock Option Grant and Agreement with Thomas Spruce, Chief Operations Officer and sole Director (the “Spruce Employment Agreement and Grant”), in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Spruce Employment Agreement and Grant supersedes his previous employment agreement and stock option grant and agreement, each dated February 1, 2023. Thomas Spruce’s new employment agreement provides a 36-month term of employment from October 12, 2023, under the same compensation terms as the previous Agreement, except that the number of Stock Options granted increased from 500,000 per year to 1,200,000 per year in line with Mr. Spruce’s responsibilities in moving the Company from start-up to being fully operational. Pursuant to the terms of the Spruce Employment Agreement and Grant, the Company agreed to issue Thomas Spruce options to purchase 4,850,000 shares of the Company’s common stock, with 1,550,000 of the shares vesting on October 12, 2023 and one-eleventh (1/11th) of the remaining shares vesting on the first day of each fiscal quarter thereafter, subject to Thomas Spruce continuing to be a service provider through each such date.

Jim Kellogg

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

Peter Hager

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

The February 1, 2023 Options were issued with the following inputs:

Options	11,810,000
Share price	$0.066
Exercise Price	$0.06
Term	10 years
Volatility	209.39%
Risk Free Interest Rate	3.39%
Dividend rate	–

Effective September 28, 2023, the Company entered into an Advisory Agreement with Jonathan Sweetser, a third-party service provider. Under this Advisory Agreement, the Company issued options to purchase 60,000 restricted shares of the Company’s common stock upon signing and 1,200,000 shares per year over the next three years. The options were issued at a strike price of $0.07 per share. The options vest over a period of 1 year contingent upon service and expire 10 years from the date of grant.

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

Options were issued with the following inputs:

Options	300,000
Share price	$0.10
Exercise Price	$0.10
Term	10 years
Volatility	190.439%
Risk Free Interest Rate	3.67%
Dividend rate	–

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	–	$–	–	$–
Granted	2,030,000	$0.36	10	$–
Cancelled	(250,000)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2022	1,780,000	$0.35	9.81	$–
Granted	20,350,000	$0.07	9.78	$–
Cancelled	(800,000)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2023	21,330,000	$0.08	9.74	$–
Exercisable at December 31, 2023	6,230,000	$0.09	9.03	$–

Range of Exercise Prices	Number Outstanding 12/31/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 – $0.39	21,330,000	9.74 years	$0.08

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	153,503	$0.25	6.92	$–
Granted	–	$–	–	$–
Expired	–	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2022	153,503	$0.25	5.92	$–
Granted	–	$–	–	$–
Expired	–	$–	–	$–
Exercised	–	$–	–	$–
Exercisable at December 31, 2023	153,503	$0.25	5.67	$–

Range of Exercise Prices	Number Outstanding 12/31/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	153,503	4.92 years	$0.25

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

Net deferred tax assets consist of the following components as of December 31:

	2023	2022
Federal income tax benefit attributable to:
Current operations	$173,000	$94,000
Less: valuation allowance	(173,000)	(94,000)
Net provision for Federal income taxes	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2023	2022
Deferred Tax Assets:
NOL Carryover	$1,509,000	$1,336,000
Less valuation allowance	(1,509,000)	(1,336,000)
Net deferred tax assets	$–	$–

At December 31, 2023, the Company had net operating loss carry forwards of approximately $2,949,000 that may be offset against future taxable income. NOLs from tax years up to 2018 can be carried forward twenty years. Under the CARES Act, the Company can carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2018, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2023, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2017.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements.

