Form 10-Q
period 2024-03-31
Electronic Servitor Publication Network, Inc.
filed 2026-05-05
CIK 1709542

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2024

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2026, the Company had 53,528,001 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$11,961	$28,431
Prepaids	2,500	–
Total assets	$14,461	$28,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$72,391	$66,140
Loans payable	229,630	229,630
Note payable	2,500,000	2,500,000
Due to a related party	26,450	34,450
Total current liabilities	2,828,471	2,830,220

Commitments and contingencies	–	–

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	–	–
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	–	–
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 51,728,001 and 51,428,001 shares issued and outstanding, respectively	5,173	5,143
Additional paid in capital	4,548,568	4,387,751
Accumulated deficit	(7,367,751)	(7,194,683)
Total Stockholders’ deficit	(2,814,010)	(2,801,789)

Total Liabilities and Stockholders’ Deficit	$14,461	$28,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$50,000	$–

Operating expenses:
General and administrative	30,970	10,225
Professional fees	46,000	35,021
Stock based compensation	139,847	219,155
Total operating expenses	216,817	264,401

Loss from operations	(166,817)	(264,401)

Other expense:
Interest expense	(6,251)	(2,928)
Total other expense	(6,251)	(2,928)

Loss before provision for income taxes	(173,068)	(267,329)
Provision for income taxes	–	–

Net loss	$(173,068)	$(267,329)

Loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	51,728,001	21,416,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

CONDENSED STATEMENT OF CHANGES OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	1,000	$–	51,428,001	$5,143	$4,387,751	$(7,194,683)	$(2,801,789)
Stock option expense	–	–	–	–	139,847	–	139,847
Shares issued for services	–	–	300,000	30	20,970	–	21,000
Net loss	–	–	–	–	–	(173,068)	(173,068)
Balance, March 31, 2024	1,000	$–	51,728,001	$5,173	$4,548,568	$(7,367,751)	$(2,814,010)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	1,000	$–	21,416,001	$2,142	$6,224,900	$(6,362,481)	$(135,439)
Stock option expense	–	–	–	–	219,155	–	219,155
Net loss	–	–	–	–	–	(267,329)	(267,329)
Balance, March 31, 2023	1,000	$–	21,416,001	$2,142	$6,444,055	$(6,629,810)	$(183,613)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(173,068)	$(267,329)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	139,847	219,155
Common stock issued for services	21,000	–
Changes in Operating Assets and Liabilities:
Prepaids	(2,500)	(3,990)
Accounts payable and accruals	6,251	1,837
Net cash used by operating activities	(8,470)	(50,327)

Cash flows from Investing activities:	–	–

Cash flows from Financing activities:
Proceeds from loans - related party	–	15,000
Proceeds from loans payable	–	27,000
Repayment of loans - related party	(8,000)	–
Net cash (used) provided by financing activities	(8,000)	42,000

Net change in cash	(16,470)	(8,327)
Cash, beginning of period	28,431	17,139
Cash, end of period	$11,961	$8,812

Cash Paid For:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1 – DESCRIPTION OF BUSINESS AND HISTORY

Description of business

The Company was originally incorporated on May 17, 2017, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company’s common stock trades on the OTCQB Venture Market under the stock ticker symbol “XESP.” The Company’s corporate office is located at 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542. The URL of the Company’s website is https://www.electronicservitor.com.

The Company is a digital engagement company providing growth for B2B companies through its digital activation and engagement solutions for multiple verticals. The Company’s managed service product is powered by a sophisticated tech stack — the Digital Engagement Engine. The Company’s technology provides intelligent interaction management, dynamic content provisioning, and a logic-driven workflow that creates relevant digital experiences that accelerate an audience from awareness to action — driving growth for client companies.

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

Pursuant to the terms of the Asset Purchase Agreement, the Company has agreed to pay an aggregate purchase price of $2,500,000, plus the assumption of the assumed liabilities as defined in such Asset Purchase Agreement, for Phitech’s assets, including its proprietary technology; and, upon consummation of the transaction, the Company shall cancel 10,000,000 shares of the Company’s common stock held by Phitech, representing 100% of Phitech’s ownership of the Company, and such shares shall be returned to the Company’s treasury.

Pursuant to the terms of the Merger Agreement, the Company shall be the surviving corporation and all the outstanding capital stock of Pointward was converted into shares of the Company’s common stock. Accordingly, the Company issued 39,252,000 shares of the Company’s common stock to the former holders of Pointward and the former stockholders of Pointward (not including any ownership of the Company’s capital stock held by such persons prior to the Merger) hold approximately 72% of the outstanding shares of the Company’s capital stock.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ended March 31, 2024 and not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in its accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2024 and December 31, 2023.

Basic and Diluted Earnings Per Share

Under ASC 260 “Earnings Per Share,” the Company presents basic and diluted earnings (loss) per share (“EPS”) amounts on the face of the statements of operations. Basic EPS is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. As of March 31, 2024, there are 153,503 potentially dilutive shares from warrants and 7,755 potentially dilutive shares from vested options. As of March 31, 2023, there are 153,503 potentially dilutive shares from warrants and 2,220,000 potentially dilutive shares from vested options. Additionally, diluted amounts are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America under U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and loans payable approximate their fair value because of the short maturity of those instruments. The Company had no financial instruments at March 31, 2024 and December 31, 2023 that required fair value hierarchy disclosure.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is composed of the Chief Executive Officer. The Company has one operating segment generating revenue as of March 31, 2024.

Recently issued accounting pronouncements

The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may apply to the Company, the Company has not identified any new standards that it believes merit further discussion or change to adopted policies, and the Company expects that none will have a significant impact on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has begun to recognize limited revenue and has an accumulated deficit of $7,367,751 as of March 31, 2024. The Company’s continuation as a going concern is dependent upon its ability to generate revenue to satisfy its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations. To maintain operations, the Company may have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The unaudited condensed financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – NOTES PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of March 31, 2024 and December 31, 2023, there is $1,123 and $972 of interest accrued on this note, respectively. This note is currently in default.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of March 31, 2024 and December 31, 2023, there is $1,121 and $970 of interest accrued on this note, respectively. This note is currently in default.

On June 10, 2022, the Company issued a note payable for $7,630 to a third party. The note matured 6 months from the date of issuance and bears interest at 10% per annum. As of March 31, 2024 and December 31, 2023, there is $1,382 and $1,189 of interest accrued on this note, respectively. This note is currently in default.

On October 18, 2022, the Company issued a note payable for $25,000 to a third party. The note matured one year from the date of issuance and bears interest at 8% per annum. As of March 31, 2024 and December 31, 2023, there is $2,910 and $2,405 of interest accrued on this note, respectively. This note is currently in default.

On January 6, 2023, the Company issued a note payable for $15,000 to a third party. The note matured on July 6, 2023, and bears interest at 8.5% per annum. As of March 31, 2024 and December 31, 2023, there is $1,575 and $1,254 of interest accrued on this note, respectively. This note is currently in default.

On March 13, 2023, the Company issued a note payable for $12,000 to a third party. The note matured on September 13, 2023, and bears interest at 8.5% per annum. As of March 31, 2024 and December 31, 2023, there is $1,076 and $819 of interest accrued on this note, respectively. This note is currently in default.

On May 11, 2023, the Company issued a note payable to a third party for $25,000. The note matured on May 11, 2024, and bears interest at 8% per annum. As of March 31, 2024 and December 31, 2023, there is $1,786 and $1,282 of interest accrued on this note, respectively.

On May 15, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on May 15, 2024, and bears interest at 8% per annum. As of March 31, 2024 and December 31, 2023, there is $1,764 and $1,260 of interest accrued on this note, respectively.

On September 1, 2023, the Company issued a note payable to a third party for $25,000. The note matured on September 1, 2024, and bears interest at 8% per annum. As of March 31, 2024 and December 31, 2023, there is $1,167 and $663 of interest accrued on this note, respectively.

On September 6, 2023, the Company issued a note payable for $50,000 to a third party. The note matured on September 6, 2024, and bears interest at 8% per annum. As of March 31, 2024 and December 31, 2023, there is $2,279 and $1,271 of interest accrued on this note, respectively.

On September 15, 2023, the Company issued a note payable for $50,000 to a third party. The note matured on September 15, 2024, and bears interest at 8% per annum. As of March 31, 2024 and December 31, 2023, there is $1,090 and $586 of interest accrued on this note, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Forty 7 Select Holdings LLC (“Forty 7”) has advanced the Company funds, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of March 31, 2024 and December 31, 2023, the balance due to Forty 7 is $15,000 and $15,000, respectively.

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matured on July 10, 2023, and bears interest at 8.5% per annum. As of March 31, 2024 and December 31, 2023, there is $1,561 and $1,240 of interest accrued on this note, respectively. This note is currently in default.

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

Agreement and Plan of Merger

Following consummation of the Asset Purchase Agreement on December 22, 2023, the Company entered into a Merger Agreement with Pointward. Pursuant to the terms of the Merger Agreement, the Company shall be the surviving corporation and all the outstanding capital stock of Pointward was converted into shares of the Company’s common stock. Accordingly, the Company issued 39,252,000 shares of the Company’s common stock to the former holders of Pointward and the former stockholders of Pointward (not including any ownership of the Company’s capital stock held by such persons prior to the Merger) hold approximately 72% of the outstanding shares of the Company’s capital stock.

As former stockholders of Pointward, Peter Hager, Eric Swann, Greg Shockey, and Thomas Spruce received shares of the Company’s capital stock. Peter Hager is the Company’s Chief Executive Officer. Eric Swann and Greg Shockey are consultants of the Company. Thomas Spruce is the Company’s Chief Operations Officer and director.

Peter Hager, our CEO, controls both Phitech and Pointward and as a result the transaction with Pointward has been accounted for as a common control merger. As a result, the assets and liabilities assumed were recorded on the Company’s financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company recorded the common control merger as of the earliest date presented in these unaudited condensed financial statements, or December 31, 2023.

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

NOTE 7 – OPTIONS

Greg Shockey

Effective April 12, 2022, the Company entered into an Advisory Agreement with Greg Shockey, an affiliate of the Company and service provider. Under this Advisory Agreement, the Company issued options to purchase 240,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vested over a period of one year and expire 10 years from the date of grant.

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

Thomas Spruce

In the first quarter of 2022, the Company entered into an Employment Agreement with Thomas Spruce, an officer and director of the Company. This Employment Agreement has a term of two years and automatically renews for an additional 6-month term unless terminated earlier. This agreement is terminable by each of the parties upon written notice. Under this Employment Agreement, the Company pays a base salary of $1.00 per year and issued options to purchase 500,000 restricted shares of the Company’s common stock at a strike price of $0.39 per share. The options vest over a period of two years and expire 10 years from the date of grant.

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

Options were issued with the following inputs:

Options	300,000
Share price	$0.10
Exercise Price	$0.10
Term	10 years
Volatility	190.439%
Risk Free Interest Rate	3.67%
Dividend rate	–

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,780,000	$0.35	9.81	$–
Granted	20,350,000	$0.07	9.78	$–
Cancelled	(800,000)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2023	21,330,000	$0.08	9.74	$–
Granted	–	$–	–	$–
Cancelled	–	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at March 31, 2024	21,330,000	$0.08	–	$–
Exercisable at March 31, 2024	7,755,000	$0.09	8.82	$–

Range of Exercise Prices	Number Outstanding 3/31/2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 – $0.39	21,330,000	8.82 years	$0.08

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	153,503	$0.25	5.92	$–
Granted	–	$–	–	$–
Expired	–	$–	–	$–
Exercised	–	$–	–	$–
Exercisable at December 31, 2023	153,503	$0.25	5.67	$–
Granted	–	$–	–	$–
Expired	–	$–	–	$–
Exercised	–	$–	–	$–
Exercisable at March 31, 2024	153,503	$0.25	3.92	$–

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited condensed financial statements were issued and has determined that there are no material subsequent events to disclose in these unaudited condensed financial statements.

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

Executive Overview

Electronic Servitor Publication Network Inc. was incorporated on May 17, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a digital engagement company providing growth for B2B companies through its digital activation and engagement solutions for multiple verticals. The Company’s managed service product is powered by a sophisticated tech stack — the Digital Engagement Engine. The Company’s technology provides intelligent interaction management, dynamic content provisioning, and a logic-driven workflow that creates relevant digital experiences that accelerate an audience from awareness to action — driving growth for client companies.

The Company’s corporate offices are located at 107 Chestnut Street East, Ste. 100, Stillwater, MN 55082-5524. The Company’s website is www.electronicservitor.com. The Company’s telephone number is (833) 991-0800.

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

Results of Operation for the Three Months Ended March 31, 2024 and 2023

For the three months ended March 31, 2024, the Company had revenues of $50,000. In comparison, for the three months ended March 31, 2023, the Company had revenues of nil.

Operating expenses were $216,817 for the three months ended March 31, 2024, consisting of $30,970 of general and administrative expense, $46,000 of professional fees, and $139,847 of non-cash stock-based compensation expense for the issuance of warrants. In comparison, for the three months ended March 31, 2023, operating expenses were $264,401, consisting of $10,225 of general and administrative expense, $35,021 of professional fees, and $219,155 of non-cash stock-based compensation expense for the issuance of warrants.

For the three months ended March 31, 2024, the Company posted a net loss of $173,068, compared to a net loss of $267,329 for three months ended March 31, 2023.

During the three months ended March 31, 2024, the Company used $8,470 of cash in operating activities and used $8,000 in cash from financing activities. The Company did not use or generate any cash in investing activities.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated revenues of $50,000 during the three months ended March 31, 2024 and had a net loss of $173,068 for the three months ended March 31, 2024. The Company has an accumulated deficit of $7,367,751 as of March 31, 2024. The Company requires capital for its contemplated operational and marketing activities. Obtaining additional financing, through an additional capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $8,470 of cash from operations for the three months ended March 31, 2024. Net cash used in financing activities for the three months ended March 31, 2024 was $8,000.

As of March 31, 2024, the Company had $11,961 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2024.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as previously disclosed, we know of no other material, existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation during the three months period ending March 31, 2024. Other than as previously disclosed, we know of no other proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest during the three months period ending March 31, 2024.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

Dated: May 5, 2026	By: /s/ Peter Hager Peter Hager Chief Executive Officer

By: /s/ Thomas Spruce Thomas Spruce Chief Financial Officer

