Form 10-Q
period 2024-09-30
Electronic Servitor Publication Network, Inc.
filed 2026-06-01
CIK 1709542

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2024

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$–	$28,431
Prepaids	2,500	–
Total assets	$2,500	$28,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$85,001	$66,140
Loans payable	229,630	229,630
Note payable	2,500,000	2,500,000
Due to a related party	26,700	34,450
Total current liabilities	2,841,331	2,830,220

Commitments and contingencies	–	–

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	–	–
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	–	–
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 52,328,001 and 51,428,001 shares issued and outstanding, respectively.	5,233	5,143
Additional paid in capital	4,870,202	4,387,751
Accumulated deficit	(7,714,266)	(7,194,683)
Total Stockholders’ deficit	(2,838,831)	(2,801,789)

Total Liabilities and Stockholders’ Deficit	$2,500	$28,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$–	$22,500	$50,000	$45,000

Operating expenses:
General and administrative	21,847	312,045	79,989	354,999
Professional fees	–	14,500	51,300	64,021
Stock based compensation	139,847	99,054	419,541	390,604
Total operating expenses	161,694	425,599	550,830	809,624

Loss from operations	(161,694)	(403,099)	(500,830)	(764,624)

Other expense:
Interest expense	(6,251)	(4,739)	(18,753)	(11,399)
Total other expense	(6,251)	(4,739)	(18,753)	(11,399)

Loss before provision for income taxes	(167,945)	(407,838)	(519,583)	(776,023)
Provision for income taxes	–	–	–	–

Net loss	$(167,945)	$(407,838)	$(519,583)	$(776,023)

Loss per share, basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted average shares outstanding, basic and diluted	52,328,001	21,463,223	52,028,001	21,458,714

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

CONDENSED STATEMENT OF CHANGES OF STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	1,000	$–	51,428,001	$5,143	$4,387,751	$(7,194,683)	$(2,801,789)
Stock option expense	–	–	–	–	139,847	–	139,847
Shares issued for services	–	–	300,000	30	20,970	–	21,000
Net loss	–	–	–	–	–	(173,068)	(173,068)
Balance, March 31, 2024	1,000	–	51,728,001	5,173	4,548,568	(7,367,751)	(2,814,010)
Stock option expense	–	–	–	–	139,847	–	139,847
Shares issued for services	–	–	300,000	30	20,970	–	21,000
Net loss	–	–	–	–	–	(178,570)	(178,570)
Balance, June 30, 2024	1,000	–	52,028,001	5,203	4,709,385	(7,546,321)	(2,831,733)
Stock option expense	–	–	–	–	139,847	–	139,847
Shares issued for services	–	–	300,000	30	20,970	–	21,000
Net loss	–	–	–	–	–	(167,945)	(167,945)
Balance, September 30, 2024	1,000	$–	52,328,001	$5,233	$4,870,202	$(7,714,266)	$(2,838,831)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	1,000	$–	21,416,001	$2,142	$6,224,900	$(6,362,481)	$(135,439)
Stock option expense	–	–	–	–	219,155	–	219,155
Net loss	–	–	–	–	–	(267,329)	(267,329)
Balance, March 31, 2023	1,000	–	21,416,001	2,142	6,444,055	(6,629,810)	(183,613)
Stock option expense	–	–	–	–	72,395	–	72,395
Net loss	–	–	–	–	–	(100,856)	(100,856)
Balance, June 30, 2023	1,000	–	21,416,001	2,142	6,516,450	(6,730,666)	(212,074)
Shares issued for services	–	–	4,060,000	406	283,794	–	284,200
Stock option expense	–	–	–	–	99,054	–	99,054
Net loss	–	–	–	–	–	(407,838)	(407,838)
Balance, September 30, 2023	1,000	$–	25,476,001	$2,548	$6,899,298	$(7,138,504)	$(236,658)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(519,583)	$(776,023)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	419,541	674,804
Common stock issued for services	63,000	–
Changes in Operating Assets and Liabilities:
Prepaids	(2,500)	–
Accounts payable and accruals	18,861	10,565
Net cash used by operating activities	(20,681)	(90,654)

Cash flows from Investing activities:	–	–

Cash flows from Financing activities:
Proceeds from loans - related party	–	17,200
Proceeds from loans payable	–	177,000
Repayment of loans - related party	(7,750)	(43,018)
Net cash (used) provided by financing activities	(7,750)	151,182

Net change in cash	(28,431)	60,528
Cash, beginning of period	28,431	17,139
Cash, end of period	$–	$77,667

Cash Paid For:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 1 – DESCRIPTION OF BUSINESS AND HISTORY

Description of business

The Company was originally incorporated on May 17, 2017, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company’s common stock trades on the OTC Expert Market under the stock ticker symbol “XESP.” The Company’s corporate office is located at 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542. The URL of the Company’s website is https://www.electronicservitor.com.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the period ended September 30, 2024 and not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2024 and December 31, 2023.

Basic and Diluted Earnings Per Share

Under ASC 260 “Earnings Per Share,” the Company presents basic and diluted earnings (loss) per share (“EPS”) amounts on the face of the statements of operations. Basic EPS is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. As of September 30, 2024, there are 153,503 potentially dilutive shares from warrants and 10,805,000 potentially dilutive shares from vested options. As of September 30, 2023, there are 153,503 potentially dilutive shares from warrants and 4,580,000 potentially dilutive shares from vested options. Additionally, diluted amounts are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and loans payable approximate their fair value because of the short maturity of those instruments. The Company had no financial instruments at September 30, 2024 and December 31, 2023 that required fair value hierarchy disclosure.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is composed of the Chief Executive Officer. The Company has one operating segment generating revenue as of September 30, 2024.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has begun to recognize limited revenue and has an accumulated deficit of $7,714,266 as of September 30, 2024. The Company’s continuation as a going concern is dependent upon its ability to generate revenue to satisfy its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations. To maintain operations, the Company may have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The unaudited condensed financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – NOTES PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of September 30, 2024 and December 31, 2023, there is $1,425 and $972 of interest accrued on this note, respectively. This note is currently in default.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of September 30, 2024 and December 31, 2023, there is $1,424 and $970 of interest accrued on this note, respectively. This note is currently in default.

On June 10, 2022, the Company issued a note payable to a third party for $7,630. The note matured 6 months from the date of issuance and bears interest at 10% per annum. As of September 30, 2024 and December 31, 2023, there is $1,766 and $1,189 of interest accrued on this note, respectively. This note is currently in default.

On October 18, 2022, the Company issued a note payable for $25,000 to a third party. The note matured one year from the date of issuance and bears interest at 8% per annum. As of September 30, 2024 and December 31, 2023, there is $3,918 and $2,405 of interest accrued on this note, respectively. This note is currently in default.

On January 6, 2023, the Company issued a note payable for $15,000 to a third party. The note matured on July 6, 2023, and bears interest at 8.5% per annum. As of September 30, 2024 and December 31, 2023, there is $2,218 and $1,254 of interest accrued on this note, respectively. This note is currently in default.

On March 13, 2023, the Company issued a note payable for $12,000 to a third party. The note matured on September 13, 2023, and bears interest at 8.5% per annum. As of September 30, 2024 and December 31, 2023, there is $1,590 and $819 of interest accrued on this note, respectively. This note is currently in default.

On May 11, 2023, the Company issued a note payable to a third party for $25,000. The note matured on May 11, 2024, and bears interest at 8% per annum. As of September 30, 2024 and December 31, 2023, there is $2,795 and $1,282 of interest accrued on this note, respectively.

On May 15, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on May 15, 2024, and bears interest at 8% per annum. As of September 30, 2024 and December 31, 2023, there is $2,773 and $1,260 of interest accrued on this note, respectively.

On September 1, 2023, the Company issued a note payable to a third party for $25,000. The note matured on September 1, 2024, and bears interest at 8% per annum. As of September 30, 2024 and December 31, 2023, there is $2,175 and $663 of interest accrued on this note, respectively.

On September 6, 2023, the Company issued a note payable for $50,000 to a third party. The note matured on September 6, 2024, and bears interest at 8% per annum. As of September 30, 2024 and December 31, 2023, there is $4,296 and $1,271 of interest accrued on this note, respectively.

On September 15, 2023, the Company issued a note payable for $50,000 to a third party. The note matured on September 15, 2024, and bears interest at 8% per annum. As of September 30, 2024 and December 31, 2023, there is $2,099 and $586 of interest accrued on this note, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Forty 7 Select Holdings LLC (“Forty 7”) has advanced the Company funds, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of September 30, 2024 and December 31, 2023, the balance due to Forty 7 is $15,000 and $15,000, respectively.

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matured on July 10, 2023, and bears interest at 8.5% per annum. As of September 30, 2024 and December 31, 2023, there is $2,204 and $1,240 of interest accrued on this note, respectively. This note is currently in default.

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

Options were issued with the following inputs:

Options	300,000
Share price	$0.10
Exercise Price	$0.10
Term	10 years
Volatility	190.439%
Risk Free Interest Rate	3.67%
Dividend rate	–

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,780,000	$0.35	9.81	$–
Granted	20,350,000	$0.07	9.78	$–
Cancelled	(800,000)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2023	21,330,000	$0.08	9.74	$–
Granted	–	$–	–	$–
Cancelled	–	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at September 30, 2024	21,330,000	$0.08	–	$–
Exercisable at September 30, 2024	10,805,000	$0.08	8.36	$–

Range of Exercise Prices	Number Outstanding 9/30/2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 – $0.39	21,330,000	8.36 years	$0.08

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	153,503	$0.25	5.92	$–
Granted	–	$–	–	$–
Expired	–	$–	–	$–
Exercised	–	$–	–	$–
Exercisable at December 31, 2023	153,503	$0.25	5.67	$–
Granted	–	$–	–	$–
Expired	–	$–	–	$–
Exercised	–	$–	–	$–
Exercisable at September 30, 2024	153,503	$0.25	3.92	$–

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

The Company’s common stock trades on the OTC Expert Market under the stock ticker symbol XESP.

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

Results of Operation for the Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024, the Company had revenues of nil. In comparison, for the three months ended September 30, 2023, the Company had revenues of $22,500.

Operating expenses were $161,694 for the three months ended September 30, 2024, consisting of $21,847 of general and administrative expense and $ 139,847 of non-cash stock-based compensation expense for the issuance of warrants. In comparison, for the three months ended September 30, 2023, operating expenses were $425,599, consisting of $312,045 of general and administrative expense, $14,500 of professional fees, and $99,054 of non-cash stock-based compensation expense for the issuance of warrants.

For the three months ended September 30, 2024, the Company posted a net loss of $167,945, compared to a net loss of $407,838 for three months ended September 30, 2023.

Results of Operation for the Nine Months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024, the Company had revenues of $50,000. In comparison, for the nine months ended September 30, 2023, the Company had revenues of $45,000.

Operating expenses were $550,830 for the nine months ended September 30, 2024, consisting of $354,999 of general and administrative expense, $51,300 of professional fees, and $419,541 of non-cash stock-based compensation expense for the issuance of warrants. In comparison, for the nine months ended September 30, 2024, operating expenses were $809,624, consisting of $42,954 of general and administrative expense, $64,021 of professional fees, and $390,604 of non-cash stock-based compensation expense for the issuance of warrants.

For the nine months ended September 30, 2024, the Company posted a net loss of $519,583, compared to a net loss of $776,023 for the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company used $20,861 of cash in operating activities and used $7,750 in cash in financing activities. The Company did not use or generate any cash in investing activities.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated revenues of $50,000 during the nine months ended September 30, 2024 and had a net loss of $519,583 for the nine months ended September 30, 2024. The Company has an accumulated deficit of $7,714,266 as of September 30, 2024. The Company requires capital for its contemplated operational and marketing activities. Obtaining additional financing, through an additional capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $20,861 of cash from operations for the nine months ended September 30, 2024. Net cash used in financing activities for the nine months ended September 30, 2024 was $7,750.

As of September 30, 2024, the Company had $0 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2024.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as previously disclosed, we know of no other material, existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation during the nine months period ending September 30, 2024. Other than as previously disclosed, we know of no other proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest during the nine months period ending September 30, 2024.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

