Form 10-K
period 2024-12-31
Electronic Servitor Publication Network, Inc.
filed 2026-06-11
CIK 1709542

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2024 was approximately $5,795,790 based upon the closing price of the registrant’s Common Stock on the OTCQB Venture Market on that date.

At June 11, 2026, there were 53,528,001 shares of the registrant’s common stock issued and outstanding.

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

As of July 17, 2024, the Company’s common stock is listed on the OTCQB Expert Market under the stock ticker symbol XESP.

Background

Although the Company is no longer classified as a development-stage company, it has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Description of Business

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

Intellectual Property

The purchase of the assets of PhiTech Management, LLC, a digital activation and engagement technology company, gives the Company ownership of its proprietary Digital Engagement Engine, a sophisticated tech stack built on microservices architecture designed to help companies enhance the reach and lift of their content to targeted and new audiences. We believe this transaction allows the Company to further automate and enhance the technology while bringing increased value, efficiencies, and growth to customers.

The merger with Pointward Inc., a Delaware intellectual property holding company, provides the Company with models, methods, protocols, tools, and technologies designed to identify audience segments and engage each segment with customized content to create relevant, one-to-one digital relationship pathways.

We believe that these synergistic transactions allow the Company to pursue almost limitless business verticals.

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

Employees

The Company currently has two employees.

Property

The Company’s corporate offices are located at 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542.

Legal Matters

As previously disclosed, on November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the former company’s (CannAssist International Corp.) executive officers (collectively, the “Defendants”). On April 30, 2024, a Final Statement of Decision was issued pursuant to which the Defendants were found liable. The Company still believes that the lawsuit is without merit and intends to appeal the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this appeal. Furthermore, the Company and Mark Palumbo, the Company’s former Chief Executive Officer, had entered into an indemnification agreement pursuant to which Mr. Palumbo agreed to indemnify the Company for all costs and expenses related to this matter, including, without limitation, costs arising from any judgment against the Company.

On May 30, 2024, the Company filed suit against BF Borgers CPA PC and its owner (“BF Borgers”) in a class action lawsuit captioned Electronic Servitor Publication Network, Inc. v. BF Borgers CPA PC. et al. (the “Class Action Lawsuit”). In August 2025, the Company and BF Borgers agreed to a settlement and the Class Action Lawsuit was subsequently dismissed.

Other than as disclosed above, we know of no other material, existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation during the period of this report. Other than as disclosed above, we know of no other proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest during the period of this report.

THE COMPANY

Corporate History and General Information

Electronic Servitor Publication Network Inc. was incorporated on May 17, 2017, under the laws of the State of Delaware. The Company's corporate offices are located at 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542. The Company's email website is http://www.xespn.com. The Company’s telephone number is (833) 991-0800. The Company’s common stock trades on the OTCQB Expert Market under the stock ticker symbol XESP.

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

Intellectual Property

The purchase of the assets of PhiTech Management, LLC, a digital activation and engagement technology company, gives the Company ownership of its proprietary Digital Engagement Engine, a sophisticated tech stack built on microservices architecture designed to help companies enhance the reach and lift of their content to targeted and new audiences. We believe this transaction allows the Company to further automate and enhance the technology while bringing increased value, efficiencies, and growth to customers.

The merger with Pointward Inc., a Delaware intellectual property holding company, provides the Company with models, methods, protocols, tools, and technologies designed to identify audience segments and engage each segment with customized content to create relevant, one-to-one digital relationship pathways.

We believe that these synergistic transactions allow the Company to pursue almost limitless business verticals.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

Overview of Cybersecurity Risk Management Processes

The Company is an early-stage digital engagement company with two employees and limited operating history. In light of the Company’s current stage of development, size, and the scope of its operations, the Company has not implemented a formal, stand-alone cybersecurity risk management program or a dedicated cybersecurity framework. The Company does not currently employ a Chief Information Security Officer or other dedicated cybersecurity personnel.

Notwithstanding the absence of a formal program, the Company is mindful of the cybersecurity risks inherent in operating a digital technology business. The Company’s primary technology asset is the Digital Engagement Engine, a proprietary platform built on microservices architecture that is used to provide digital activation and engagement solutions to its business-to-business clients. The Company’s operations rely on cloud-based third-party services and commercially available software tools for communications, data storage, and business operations. The Company relies on the security controls, updates, and patches provided by its third-party technology vendors as a primary component of its operational security posture.

At this stage of the Company’s development, cybersecurity risk considerations are addressed informally by the Company’s executive management on an as-needed basis. Management periodically reviews operational practices with a view toward identifying and mitigating potential risks, including risks arising from cybersecurity threats, as part of its general oversight of business operations. The Company has not adopted formal written policies or procedures specifically governing cybersecurity risk assessment or incident response.

Integration into Overall Risk Management

The Company does not currently maintain a formal enterprise risk management (“ERM”) framework or system. Because the Company’s overall risk management approach is informal and conducted at the executive level given its size, cybersecurity risk considerations are similarly addressed at that level and are not separately integrated into a distinct ERM process. Management considers cybersecurity risks as part of its broader assessment of operational risks facing the Company.

Third-Party Assessors and Consultants

The Company does not currently engage outside assessors, consultants, auditors, or other third parties specifically to assess, test, or otherwise assist with the management of cybersecurity risks. The Company has not obtained a third-party cybersecurity audit or assessment. As the Company’s operations and resources grow, the Company intends to evaluate whether to engage qualified third-party cybersecurity professionals.

Third-Party Service Provider Risks

The Company’s operations depend in part on third-party service providers for cloud-based infrastructure, software, and related technology services. The Company does not currently have formal processes specifically designed to oversee and assess cybersecurity risks associated with its third-party service providers. The Company relies principally on the representations, security practices, and contractual commitments of its third-party vendors with respect to the security of data and systems managed by such vendors. The Company intends to evaluate and, where appropriate, implement vendor security review practices as its business develops.

Material Impact of Cybersecurity Risks and Incidents

To the Company’s knowledge, the Company has not experienced any cybersecurity incidents during the fiscal year ended December 31, 2024, or as of the date of this Annual Report, that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition. There can be no assurance, however, that the Company will not be subject to cybersecurity incidents in the future. Cybersecurity risks and potential incidents, if realized, could adversely affect the Company’s operations, client relationships, intellectual property, and financial results.

Governance

Board of Directors Oversight

The Company’s Board of Directors currently consists of a sole Director, Thomas Spruce, who also serves as Chief Operations Officer, Chief Financial Officer, and Secretary of the Company. The Board of Directors does not have a separate audit committee, risk committee, or cybersecurity committee. As the sole Director, Mr. Spruce is responsible for the oversight of all material risks facing the Company, including risks from cybersecurity threats.

Given the Company’s size and the absence of board-level committees, cybersecurity risk information is communicated to the sole Director through the Company’s executive management team on an informal basis as circumstances warrant. The sole Director reviews and considers cybersecurity risks as part of his broader oversight of the Company’s operational risks and strategic direction.

Management’s Role in Cybersecurity Risk Assessment and Management

Day-to-day responsibility for identifying, assessing, and managing cybersecurity risks rests with the Company’s executive officers, principally Peter Hager, President and Chief Executive Officer, and Thomas Spruce, Chief Operations Officer, Chief Financial Officer, and Secretary. Mr. Hager and Mr. Spruce are responsible for overseeing the Company’s technology operations, vendor relationships, and data management practices, and accordingly exercise primary managerial responsibility over matters that may give rise to cybersecurity risks.

Neither Mr. Hager nor Mr. Spruce holds formal cybersecurity certifications or has dedicated cybersecurity training. Their oversight of cybersecurity risk is conducted in the context of their broader operational and executive responsibilities. The Company does not have management-level committees or positions dedicated exclusively to cybersecurity risk.

Because the Company’s Board of Directors consists solely of Mr. Spruce, who also serves as Chief Operations Officer, the reporting of cybersecurity risk information from management to the Board of Directors occurs within the same person. Mr. Spruce, in his management capacity, monitors operational risks as they arise and, in his capacity as sole Director, exercises board-level oversight of those risks, including any cybersecurity risks or incidents that may be identified.

The Company has not established formal processes for the prevention, detection, mitigation, or remediation of cybersecurity incidents. In the event a potential cybersecurity incident is identified, the Company’s executive officers would assess the nature, scope, and severity of the incident and determine appropriate responsive measures. The Company intends to develop more formalized cybersecurity incident response procedures as its operations and resources develop.

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

ITEM 3. LEGAL PROCEEDINGS.

As previously disclosed, on November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the former company’s (CannAssist International Corp.) executive officers (collectively, the “Defendants”). On April 30, 2024, a Final Statement of Decision was issued pursuant to which the Defendants were found liable. The Company still believes that the lawsuit is without merit and intends to appeal the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this appeal. Furthermore, the Company and Mark Palumbo, the Company’s former Chief Executive Officer, had entered into an indemnification agreement pursuant to which Mr. Palumbo agreed to indemnify the Company for all costs and expenses related to this matter, including, without limitation, costs arising from any judgment against the Company.

On May 30, 2024, the Company filed suit against BF Borgers CPA PC and its owner (“BF Borgers”) in a class action lawsuit captioned Electronic Servitor Publication Network, Inc. v. BF Borgers CPA PC. et al. (the “Class Action Lawsuit”). In August 2025, the Company and BF Borgers agreed to a settlement and the Class Action Lawsuit was subsequently dismissed.

Other than as disclosed above, we know of no other material, existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation during the period of this report. Other than as disclosed above, we know of no other proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest during the period of this report.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of July 17, 2024, our common stock is listed on the OTC Expert Market under the symbol “XESP.” The OTC Expert Market serves broker-dealer pricing and investor best execution needs. Quotations in Expert Market securities are restricted from public quoting and, as such, there is currently no public market for the Company’s securities.

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

Prior to July 17, 2024, our common stock traded on the OTCQB® Venture Market under the symbol “XESP.” Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTCQB® Venture Market, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

The following quotations reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB® Venture Market (1) (2)
Quarter Ended	High	Low
March 31, 2023	$0.06	$0.05
June 30, 2023	$0.07	$0.05
September 30, 2023	$0.07	$0.06
December 31, 2023	$0.22	$0.06
March 31, 2024	$0.55	$0.11
June 30, 2024	$0.21	$0.13
September 30, 2024	$0.21	$0.08
December 31, 2024	N/A	N/A

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)	The source of these quotations is OTCMarkets.com.

Stockholders

As of December 31, 2024, there were approximately 93 stockholders.

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

Jim Kellogg

On October 12, 2023, the Company entered into a new Employment Agreement and Stock Option Grant and Agreement with Jim Kellogg, Chief Financial Officer (the “Kellogg Employment Agreement and Grant”), in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Kellogg Employment Agreement and Grant supersedes his previous employment agreement and stock option grant and agreement dated November 16, 2022. Jim Kellogg’s new employment agreement provides a 36-month term of employment from October 12, 2023, under the same compensation terms as the previous Agreement, except that the number of Stock Options granted increased from 300,000 per year to 400,000 per year. Pursuant to the terms of the Kellogg Employment Agreement and Grant, the Company agreed to issue Jim Kellogg options to purchase 1,500,000 shares of the Company’s common stock, with 300,000 of the shares vesting on October 12, 2023 and one-twelfth (1/12th) of the remaining shares vesting on the first day of each fiscal quarter beginning on January 1, 2024, subject to Jim Kellogg continuing to be a service provider through each such date. Jim Kellogg resigned as the Chief Financial Officer of the Company effective as of May 10, 2024 and forfeited all options previously granted to him.

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

None.

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

The Company’s common stock is listed on the OTC Expert Market under the stock ticker symbol XESP.

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

For the period ended December 31, 2024, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Revenues and Losses

During the year ended December 31, 2024, the Company posted revenues of $105,000. For that same year ended, total operating expenses were $714,512, consisting of general and administrative expenses of $103,824, professional fees of $51,300 and stock-based compensation fees of $559,388. Loss from operations and before other expenses and income taxes totaled $609,512. Other expenses consisted of $25,004 in interest expense. After income tax expense of $0, the Company generated a net loss from continuing operations of $634,516, and a total net loss of $634,516.

Liquidity and Capital Resources

As of December 31, 2024, the Company had total assets of $54,557.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company generated limited revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2024.

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

Discussion of the Year Ended December 31, 2024, as compared to the Year Ended December 31, 2023

For the year ended December 31, 2024 had revenue of $105,000. For the year ended December 31, 2023 had revenue of $60,000.

During the year ended December 31, 2024, the Company posted operating expenses from continuing operations of $ 714,512, consisting of general and administrative expenses of $103,824, professional fees of $51,300 and stock-based compensation of $559,388. For the year ended December 31, 2023, the Company posted operating expenses from continuing operations of $872,950, consisting of general and administrative expenses of $174,577, professional fees of $85,721 and stock-based compensation of $612,652.

During the year ended December 31, 2024, the Company posted a net loss of $634,516 from continuing operations for a total net loss for the year of $634,516, compared to a net loss of $830,602 from continuing operations for a total net loss for the year of $830,602 for the year ended December 31, 2023.

During the year ended December 31, 2024, the Company generated $33,876 in cash provided by operating activities, used $7,750 cash in financing activities, and the Company did not use or generate any cash in investing activities. During the year ended December 31, 2024, the Company generated $33,876 in cash provided by operating activities, used $7,750 in cash in financing activities, and the Company did not use or generate any cash in investing activities.

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

Alternative Financial Planning

As of December 31, 2024, the Company had cash available of $54,557.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously disclosed, the Company had dismissed BF Borgers CPA PC (“Borgers”) as its independent registered accounting firm, effective as of May 6, 2024, because it was no longer authorized to perform audits for the Company.

As previously disclosed, on July 8, 2025, the Company engaged LAO Professionals, Certified Public Accountants, as its independent registered public accounting firm.

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

Management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The following is a summary of our material weaknesses as of December 31, 2024:

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

The Company has not adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees, or the Company itself.

The Company is an early-stage company with two employees. The Company’s Board of Directors consists of a sole Director, Thomas Spruce, who also serves as the Company’s Chief Operations Officer, Chief Financial Officer, and Secretary. The Company does not have a compensation committee, an audit committee, or any other board committee. Given the very limited number of the Company’s directors, officers, and employees, and the early stage of the Company’s development and governance infrastructure, the Company has determined that adoption of a formal written insider trading policy is not practicable or necessary at this time.

The Company’s directors and officers are nonetheless subject to, and are expected to comply with, all applicable insider trading laws and regulations under the Securities Exchange Act of 1934, as amended, including Section 10(b) thereof and Rule 10b-5 promulgated thereunder, as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s executive officers are advised by the Company’s legal counsel with respect to their obligations under applicable securities laws, including restrictions on trading while in possession of material nonpublic information.

The Company anticipates that it will adopt written insider trading policies and procedures when it increases the number of its directors, officers, or employees, or when its governance infrastructure otherwise develops to a level at which such a policy is appropriate and practicable. In the interim, the Company will continue to monitor applicable legal and regulatory requirements and will adopt such policies as required or as otherwise deemed appropriate by the Board of Directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Peter Hager	55	Chief Executive Officer and President	2023

Thomas Spruce	69	Chief Operations Officer, Chief Financial Officer, Secretary, and sole Director	2022

Peter Hager

Chief Executive Officer and President

Peter Hager, age 55, is a seasoned business executive with 30 years of cross industry leadership experience in executive management, sales, marketing, and technology. He has a track record of success in providing services to Fortune 500 companies, such as United Health Group, Boston Scientific, Johnson & Johnson, Medtronic, Wells Fargo, 3M, Target, Cargill, Land O’ Lakes, and General Mills. Since 2003, Peter Hager served in various roles including as President, CEO, and Chairman of Pointward, Inc. which is a MedTech Customer Engagement Agency. Mr. Hager has also served as past or current director and founding member for multiple technology, professional services, and MedTech organizations, including PhiTech Management, iSight Therapeutics, TeamNet Systems, and Bluestem Technologies. Mr. Hager holds a Bachelor of Arts degree in economics and psychology from Macalester College in Saint Paul, Minnesota.

Thomas Spruce

Chief Operating Officer, Secretary, Chief Financial Officer and sole Director

Thomas Spruce, age 69, is the Chief Operations Officer, Secretary, and sole Director. Mr. Spruce has decades of experience in large corporations, small companies, and start-ups in a variety of sales management, operations management, business development, and consulting roles with product and service businesses. From 2008 to the present, Mr. Spruce has served as the President and CEO of His Speed, Inc., a company that specializes in business management, development, and consulting. Prior to 2008, Mr. Spruce served in management positions at the Principle Pharmacy Group, MediqPRN/Hill-Rom and Owen Healthcare/Cardinal Health, where he managed sales, operations management, business transition, integrated sales, and enterprise account management. Mr. Spruce has a Bachelor of Sciences in Pharmacy from the University of Arkansas, is a Board Member at The Victory Way, has served as Board Chairman of the Dean’s Advisory Council- Western University School of Pharmacy and was a Fellow at the American College of Healthcare Executives.

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

Legal Proceedings

As previously disclosed, on November 4, 2021, a lawsuit captioned CAMRON ELIZABETH v. MARK PALUMBO et al., Case No. CVPS2106116 was filed in the Superior Court of California, County of Riverside against the Company and certain of the former company’s (CannAssist International Corp.) executive officers (collectively, the “Defendants”). On April 30, 2024, a Final Statement of Decision was issued pursuant to which the Defendants were found liable. The Company still believes that the lawsuit is without merit and intends to appeal the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this appeal. Furthermore, the Company and Mark Palumbo, the Company’s former Chief Executive Officer, had entered into an indemnification agreement pursuant to which Mr. Palumbo agreed to indemnify the Company for all costs and expenses related to this matter, including, without limitation, costs arising from any judgment against the Company.

On May 30, 2024, the Company filed suit against BF Borgers CPA PC and its owner (“BF Borgers”) in a class action lawsuit captioned Electronic Servitor Publication Network, Inc. v. BF Borgers CPA PC. et al. (the “Class Action Lawsuit”). In August 2025, the Company and BF Borgers agreed to a settlement and the Class Action Lawsuit was subsequently dismissed.

Other than as disclosed above, we know of no other material, existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation during the period of this report. Other than as disclosed above, we know of no other proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest during the period of this report.

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

ITEM 11. EXECUTIVE COMPENSATION.

At December 31, 2024, the Company had not paid cash compensation to any executive officer or director; provided, however, the Company entered into the following agreements with executive officers and directors of the Company as follows:

Any stock-incentive based agreement entered into by and between the Company and its employees, directors, and consultants after September 27, 2023, was pursuant to the Company’s 2023 Equity Incentive Plan.

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

On October 12, 2023, the Company entered into the Spruce Employment Agreement and Grant with Thomas Spruce, Chief Operations Officer and sole Director, in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Spruce Employment Agreement and Grant supersedes his previous employment agreement and stock option grant and agreement, each dated February 1, 2023. Thomas Spruce’s new employment agreement provides a 36-month term of employment from October 12, 2023, under the same compensation terms as the previous Agreement, except that the number of Stock Options granted increased from 500,000 per year to 1,200,000 per year in line with Mr. Spruce’s responsibilities in moving the Company from start-up to being fully operational. Pursuant to the terms of the Spruce Employment Agreement and Grant, the Company agreed to issue Thomas Spruce options to purchase 4,850,000 shares of the Company’s common stock, with 1,550,000 of the shares vesting on October 12, 2023 and one-eleventh (1/11th) of the remaining shares vesting on the first day of each fiscal quarter thereafter, subject to Thomas Spruce continuing to be a service provider through each such date.

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

On October 12, 2023, the Company entered into the Kellogg Employment Agreement and Grant with Jim Kellogg, Chief Financial Officer, in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The Kellogg Employment Agreement and Grant supersedes his previous Employment Agreement and Stock Option Grant and Agreement dated November 16, 2022. The new Employment Agreement provides a 36-month term of employment from October 12, 2023, under the same compensation terms as the previous Agreement, except that the number of Stock Options granted increased from 300,000 per year to 400,000 per year. Pursuant to the terms of the Kellogg Employment Agreement and Grant, the Company agreed to issue Jim Kellogg options to purchase 1,500,000 shares of the Company’s common stock, with 300,000 of the shares vesting on October 12, 2023 and one-twelfth (1/12th) of the remaining shares vesting on the first day of each fiscal quarter beginning on January 1, 2024, subject to Jim Kellogg continuing to be a service provider through each such date. Jim Kellogg resigned as the Chief Financial Officer of the Company effective as of May 10, 2024 and forfeited all options previously granted to him.

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

Policies and Practices Regarding the Timing of Equity Award Grants

The following disclosure is provided pursuant to Item 402(x) of Regulation S-K, which requires issuers to describe their policies and practices regarding the timing of equity award grants in relation to the disclosure of material nonpublic information (“MNPI”).

Narrative Disclosure

Determination of Grant Timing by the Board of Directors. The Company’s Board of Directors, which currently consists of a sole Director, is responsible for all executive compensation decisions, including the timing and terms of any equity award grants to named executive officers. The Company has not established a formal written policy governing the timing of option or other equity award grants. The sole Director makes grant determinations on a case-by-case basis, taking into account the Company’s stage of development, the applicable terms of the 2023 Equity Incentive Plan, and individual service arrangements. The Company has not adopted a predetermined grant schedule (such as an annual grant cycle or specified grant dates following the close of a fiscal period). Grants made to date have been made at the commencement or renewal of service arrangements and, in certain cases, in connection with revised employment agreements, as described above.

Consideration of Material Nonpublic Information. Because the Company does not have a compensation committee, the sole Director exercises the functions that would otherwise be performed by such a committee. The Company does not have a formal written policy requiring the sole Director to take MNPI into account when determining the timing or terms of equity award grants. Notwithstanding the absence of a formal policy, the Company is committed to compliance with applicable securities laws, including the prohibition on insider trading. The sole Director, in his capacity as the officer responsible for grant decisions, endeavors not to grant equity awards at times when he is in possession of MNPI that has not been publicly disclosed, and endeavors to ensure that grant terms are established without reference to, and are not intended to be affected by, any such information. To the extent practicable, the Company intends that future equity award decisions will take into account any restrictions imposed by applicable insider trading laws and regulations.

Timing of MNPI Disclosure. The Company has not timed, and does not intend to time, the disclosure of MNPI for the purpose of affecting the value of executive compensation, including equity awards. The Company’s disclosure practices are governed by its obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Securities and Exchange Commission thereunder, and are not coordinated with the timing of equity award grants.

Tabular Disclosure of Awards Granted in Proximity to MNPI Disclosures

The table below sets forth information regarding options granted to each named executive officer during the fiscal year ended December 31, 2024 that were granted during the period commencing four business days before, and ending one business day after, the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed MNPI (excluding any Form 8-K filed pursuant to Item 5.02(e) disclosing the new material option award itself), in each case as required by Item 402(x)(2) of Regulation S-K.

Name and Principal Position	Grant Date	Number of Securities Underlying Awards (#)	Exercise Price of Award ($/Sh)	Grant Date Fair Value of Award ($)	Percentage Change in Closing Price of Securities from Trading Day before Disclosure to Trading Day After Disclosure (%)	Filing Date of Related Periodic / Current Report	Type of Report Filed
Peter Hager, President and Chief Executive Officer	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Thomas Spruce, Chief Operations Officer, Chief Financial Officer, Secretary and Director	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Jim Kellogg, Former Chief Financial Officer (resigned May 10, 2024)	N/A	N/A	N/A	N/A	N/A	N/A	N/A

* No options or other equity awards were granted to any named executive officer during the fiscal year ended December 31, 2024. Accordingly, no tabular disclosure of such awards is required for the fiscal year ended December 31, 2024.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the SEC and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2024, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

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

COMMON STOCK

	Common Shares Beneficially Owned
Name of Beneficial Owner	No. of Shares	Percentage of Class (1)

Peter Hager (2) (3) (4)	7,782,000	14.78%
President and Chief Executive Officer

Thomas Spruce (2) (5) (6) (7)	15,000	0.02%
Chief Operations Officer, Chief Financial Officer, Secretary and Director

Jim Kellogg (2) (8)	0	0.00%
Former Chief Financial Officer

Phitech Management LLC (2) (9)	0	0.00%
>5% Common Stock Shareholder

Eric Swann (10) (11)	4,060,000	7.71%
>5% Common Stock Shareholder

Greg Shockey (12) (13) (14)	8,950,000	17.00%
>5% Common Stock Shareholder

Mark Palumbo (15) (16)	2,300,000	4.37%
>5% Common Stock Shareholder

Marla Palumbo (15) (16)	1,200,000	2.28%
>5% Common Stock Shareholder

Calisota Tech LLC (3) (5)	7,782,000	14.79%
>5% Common Stock Shareholder

Spruce Solutions LLC (3) (8)	500,000	.95%
Held by Affiliate

(1)	Based on 52,628,001 common stock shares issued and outstanding as of December 31, 2024.

(2)	This individual and/or entity’s address is 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542.

(3)	This individual owns options to purchase 6,400,000 shares of the common stock of the Company at a strike price of $0.07 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(4)	Peter Hager owns Calisota Tech LLC. Calisota Tech LLC is also owned by Jonathan Sweetser, a consultant of the Company.

(5)	These shares are owned by the Spruce Family Trust, which is controlled by Mr. Spruce.

(6)	This individual owns options to purchase 4,850,000 shares of the common stock of the Company at a strike price of $0.07 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(7)	Thomas Spruce owns Spruce Solutions LLC.

(8)	This individual’s service ended on May 10, 2024.

(9)	Peter Hager is the controlling affiliate of this entity.

(10)	Eric Swann is a consultant of the Company. Although he is not considered an affiliate of the Company, for purposes of this table only, his address is 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542.

(11)	The Company agreed to issue this individual 3,660,000 shares of common stock of the Company pursuant to the terms of a Restricted Stock Award Agreement dated September 29, 2023. The shares were issued on a vesting schedule and are subject to certain vesting conditions related to length of service.

(12)	Greg Shockey is a consultant of the Company.

(13)	Greg Shockey is the controlling affiliate of Forty 7 Select Holdings LLC.

(14)	This individual owns options to purchase 3,840,000 shares of the common stock of the Company at a strike price of $0.07 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(15)	This individual’s address is 855 South Mission Avenue, Suite #K400, Fallbrook, CA 92028.

(16)	This individual is married to Marla Palumbo. Marla Palumbo is the holder of 1,200,000 shares of the Company’s common stock.

(17)	This individual is married to Mark Palumbo. Marla Palumbo is the holder of 1,200,000 shares of the Company’s common stock.

SERIES A PREFERRED STOCK

	Series A Preferred Shares Owned	Percentage of Class (1)
Forty 7 Select Holdings LLC (1) (2) (3) (4)	1,000	100%
>5% Series A Preferred Stock Shareholder

(1)	Based on 1,000 Series A Preferred Stock shares outstanding.

(2)	Consists of 1,000 shares of Series A Preferred Stock, purchased at par value, which, voting together as a class, have the right to vote 60% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least a majority of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

(3)	This entity’s address is 31878 Del Obispo 118-331, San Juan Capistrano, CA 92675.

(4)	Greg Shockey is the controlling affiliate of this entity. Greg Shockey is also a consultant of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Other than those agreements detailed in Item 11 for Executive Compensation, the Company has also entered into the following transactions with related parties in the year ended December 31, 2024:

Forty 7 Select Holdings LLC (“Forty 7”) has advanced the Company funds, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of December 31, 2024, the balance due to Forty 7 is $15,000.

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matured on July 10, 2023, and bears interest at 8.5% per annum. As of December 31, 2024, there is $2,526 of interest accrued on this note. This note is currently in default.

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

Peter Hager, our CEO, controls both Phitech and Pointward and as a result the transaction with Pointward has been accounted for as a common control merger. As a result, the assets and liabilities assumed were recorded on the Company’s financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company recorded the common control merger as of the earliest date presented in these financial statements, or December 31, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $38,500 for fiscal year ended December 31, 2024, and $44,000 for fiscal year ended December 31, 2023.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were nil for fiscal years ended December 31, 2024 and 2023, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were nil for fiscal years ended December 31, 2024 and 2023, respectively.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were nil for fiscal years ended December 31, 2024 and 2023, respectively.

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2024 and 2023

Statements of Operations for the years ended December 31, 2024 and December 31, 2023

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and December 31, 2023

Statements of Cash Flows for the years ended December 31, 2024 and December 31, 2023

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in Minneapolis, MN, thereunto duly authorized, on June 11, 2026.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

By:	/s/ Peter Hager
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Spruce
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Thomas Spruce
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 11, 2026.

By:	/s/ Peter Hager
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Spruce
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Thomas Spruce
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Thomas Spruce	Director	June 11, 2026

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

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronic Servitor Publication Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electronic Servitor Publication Network, Inc. (the ‘Company’) as of December 31, 2024, and 2023, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years ended December 31, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended December 31, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(7,829,199). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

June 10, 2026

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$54,557	$28,431
Total assets	$54,557	$28,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$91,144	$66,140
Loans payable	229,630	229,630
Note payable	2,500,000	2,500,000
Due to a related party	26,700	34,450
Total current liabilities	2,847,474	2,830,220

Commitments and contingencies	–	–

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	–	–
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	–	–
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 52,628,001 and 51,428,001 shares issued and outstanding, respectively	5,263	5,143
Additional paid in capital	5,031,019	4,387,751
Accumulated deficit	(7,829,199)	(7,194,683)
Total Stockholders’ deficit	(2,792,917)	(2,801,789)

Total Liabilities and Stockholders’ Deficit	$54,557	$28,431

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Revenue	$105,000	$60,000

Operating expenses:
General and administrative	103,824	174,577
Professional fees	51,300	85,721
Stock based compensation	559,388	612,652
Total operating expenses	714,512	872,950

Loss from operations	(609,512)	(812,950)

Other expense:
Interest expense	(25,004)	(17,652)
Total other expense	(25,004)	(17,652)

Loss before provision for income taxes	(634,516)	(830,602)
Provision for income taxes	–	–

Net loss	$(634,516)	$(830,602)

Loss per share, basic and diluted	$(0.01)	$(0.04)

Weighted average shares outstanding, basic and diluted	52,178,412	21,612,741

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2024 and 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	1,000	$–	21,416,001	$2,142	$6,224,900	$(6,364,081)	$(137,039)
Stock option expense	–	–	–	–	612,652	–	612,652
Shares issued for services	–	–	760,000	76	53,124	–	53,200
Shares exchange for acquisition	–	–	39,252,000	3,925	(3,925)	–	–
Shares cancelled	–	–	(10,000,000)	(1,000)	(2,499,000)	–	(2,500,000)
Net loss	–	–	–	–	–	(830,602)	(830,602)
Balance, December 31, 2023	1,000	–	51,428,001	5,143	4,387,751	(7,194,683)	(2,801,789)
Stock option expense	–	–	–	–	559,388	–	559,388
Shares issued for services	–	–	1,200,000	120	83,880	–	84,000
Net loss	–	–	–	–	–	(634,516)	(634,516)
Balance, December 31, 2024	1,000	$–	52,628,001	$5,263	$5,031,019	$(7,829,199)	$(2,792,917)

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(634,516)	$(830,602)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	559,388	612,652
Common stock issued for services	84,000	53,200
Changes in Operating Assets and Liabilities:
Accounts payable and accruals	25,004	16,460
Net cash provided (used) by operating activities	33,876	(148,290)

Cash flows from Investing activities:	–	–

Cash flows from Financing activities:
Proceeds from loans - related party	–	24,850
Proceeds from loans payable	–	177,000
Repayment of loans - related party	(7,750)	(42,268)
Net cash (used) provided by financing activities	(7,750)	159,582

Net change in cash	26,126	11,292
Cash, beginning of period	28,431	17,139
Cash, end of period	$54,557	$28,431

Cash Paid For:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 – DESCRIPTION OF BUSINESS AND HISTORY

Description of business

The Company was originally incorporated on May 17, 2017, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company’s common stock is listed on the OTC Expert Market under the stock ticker symbol “XESP.” The Company’s corporate office is located at 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542. The URL of the Company’s website is https://www.electronicservitor.com.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2024 and 2023.

Basic and Diluted Earnings Per Share

Under ASC 260 “Earnings Per Share,” the Company presents basic and diluted earnings (loss) per share (“EPS”) amounts on the face of the statements of operations. Basic EPS is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. As of December 31, 2024, there are 153,503 potentially dilutive shares from warrants and 12,330,000 potentially dilutive shares from vested options. As of December 31, 2023, there are 153,503 potentially dilutive shares from warrants and 6,670,000 potentially dilutive shares from vested options. Additionally, diluted amounts are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and loans payable approximate their fair value because of the short maturity of those instruments. The Company had no financial instruments at December 31, 2024 and 2023 that required fair value hierarchy disclosure.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has one operating segment generating revenue as of December 31, 2024.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has begun to recognize limited revenue and has an accumulated deficit of $7,829,199 as of December 31, 2024. The Company’s continuation as a going concern is dependent upon its ability to generate revenue to satisfy its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations. To maintain operations, the Company may have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – NOTES PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of December 31, 2024 and 2023, there is $1,576 and $972 of interest accrued on this note, respectively. This note is currently in default.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of December 31, 2024 and 2023, there is $1,575 and $970 of interest accrued on this note, respectively. This note is currently in default.

On June 10, 2022, the Company issued a note payable to a third party for $7,630. The note matured 6 months from the date of issuance and bears interest at 10% per annum. As of December 31, 2024 and 2023, there is $1,959 and $1,189 of interest accrued on this note, respectively. This note is currently in default.

On October 18, 2022, the Company issued a note payable for $25,000 to a third party. The note matured one year from the date of issuance and bears interest at 8% per annum. As of December 31, 2024 and 2023, there is $4,422 and $2,405 of interest accrued on this note, respectively. This note is currently in default.

On January 6, 2023, the Company issued a note payable for $15,000 to a third party. The note matured on July 6, 2023, and bears interest at 8.5% per annum. As of December 31, 2024 and 2023, there is $2,540 and $1,254 of interest accrued on this note, respectively. This note is currently in default.

On March 13, 2023, the Company issued a note payable for $12,000 to a third party. The note matured on September 13, 2023, and bears interest at 8.5% per annum. As of December 31, 2024 and 2023, there is $1,847 and $819 of interest accrued on this note, respectively. This note is currently in default.

On May 11, 2023, the Company issued a note payable to a third party for $25,000. The note matured on May 11, 2024, and bears interest at 8% per annum. As of December 31, 2024 and 2023, there is $3,299 and $1,282 of interest accrued on this note, respectively. This note is currently in default.

On May 15, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on May 15, 2024, and bears interest at 8% per annum. As of December 31, 2024 and 2023, there is $3,277 and $1,260 of interest accrued on this note, respectively. This note is currently in default.

On September 1, 2023, the Company issued a note payable to a third party for $25,000. The note matured on September 1, 2024, and bears interest at 8% per annum. As of December 31, 2024 and 2023, there is $2,679 and $663 of interest accrued on this note, respectively. This note is currently in default.

On September 6, 2023, the Company issued a note payable for $50,000 to a third party. The note matured on September 6, 2024, and bears interest at 8% per annum. As of December 31, 2024 and 2023, there is $5,304 and $1,271 of interest accrued on this note, respectively. This note is currently in default.

On September 15, 2023, the Company issued a note payable for $50,000 to a third party. The note matured on September 15, 2024, and bears interest at 8% per annum. As of December 31, 2024 and 2023, there is $2,603 and $586 of interest accrued on this note, respectively. This note is currently in default.

NOTE 5 – RELATED PARTY TRANSACTIONS

Forty 7 Select Holdings LLC (“Forty 7”) has advanced the Company funds, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of December 31, 2024 and 2023, the balance due to Forty 7 is $15,000 and $15,000, respectively.

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matured on July 10, 2023, and bears interest at 8.5% per annum. As of December 31, 2024 and 2023, there is $2,526 and $1,240 of interest accrued on this note, respectively. This note is currently in default.

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

As former stockholders of Pointward, Peter Hager, Eric Swann, Greg Shockey, and Thomas Spruce received shares of the Company’s capital stock. Peter Hager is the Company’s Chief Executive Officer. Eric Swann and Greg Shockey are consultants of the Company. Thomas Spruce is the Company’s Chief Financial Officer and Chief Operations Officer and director.

Peter Hager, our CEO, controls both Phitech and Pointward and as a result the transaction with Pointward has been accounted for as a common control merger. As a result, the assets and liabilities assumed were recorded on the Company’s financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company recorded the common control merger as of the earliest date presented in these financial statements, or December 31, 2023.

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

Jim Kellogg resigned as the Chief Financial Officer of the Company effective as of May 10, 2024 and forfeited all options previously granted to him.

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

Options were issued with the following inputs:

Options	300,000
Share price	$0.10
Exercise Price	$0.10
Term	10 years
Volatility	190.439%
Risk Free Interest Rate	3.67%
Dividend rate	–

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,780,000	$0.35	9.81	$–
Granted	20,350,000	$0.07	9.78	$–
Cancelled	(800,000)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2023	21,330,000	$0.08	9.74	$–
Granted	–	$–	–	$–
Cancelled	(1,500,000)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2024	19,830,000	$0.08	–	$–
Exercisable at December 31, 2024	11,630,000	$0.08	8.12	$–

Range of Exercise Prices	Number Outstanding 12/31/2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 – $0.39	19,830,000	8.14 years	$0.08

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	153,503	$0.25	5.92	$–
Granted	–	$–	–	$–
Expired	–	$–	–	$–
Exercised	–	$–	–	$–
Exercisable at December 31, 2023	153,503	$0.25	5.67	$–
Granted	–	$–	–	$–
Expired	–	$–	–	$–
Exercised	–	$–	–	$–
Exercisable at December 31, 2024	153,503	$0.25	3.92	$–

16

NOTE 9 – INCOME TAX

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some or all of the deferred tax assets will not be realized.

For the years ended December 31, 2024 and 2023, the Company incurred losses before income taxes and recorded no provision or benefit for federal or state income taxes. The Company's effective tax rate differed from the statutory federal rate primarily due to the establishment and maintenance of a full valuation allowance against deferred tax assets.

Income Tax Rate Reconciliation

	2024	Rate		2023	Rate
Expected federal tax benefit	$133,248	21.0%		$174,426	21.0%
Expected state tax benefit, net of federal effect	18,400	2.9%		24,100	2.9%
Increase in valuation allowance	(151,648)	(23.9%	)	(198,526)	(23.9%	)
Income tax provision	$–	0.0%		$–	0.0%

Deferred Tax Assets

	2024	2023
Net operating loss carryforwards	$151,648	$708,000
Total deferred tax assets	151,648	708,000
Less: Valuation allowance	(151,648)	(708,000)
Net deferred tax assets	$–	$–

At December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $3,583,000 and $2,949,000, respectively, available to offset future taxable income. Certain net operating losses generated after 2017 may be carried forward indefinitely; however, utilization may be limited to 80% of taxable income in any future year. In addition, utilization of the Company's net operating loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code in the event of certain ownership changes.

Management has evaluated the realizability of the deferred tax assets and has concluded that a full valuation allowance is required as of December 31, 2024 and 2023 because it is more likely than not that the deferred tax assets will not be realized through future taxable income.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits and had not accrued any interest or penalties related to uncertain tax positions. Tax years generally remain subject to examination by federal and state taxing authorities for all years since inception.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events, management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements.

