Form 10-Q
period 2025-06-30
Electronic Servitor Publication Network, Inc.
filed 2026-06-23
CIK 1709542

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2025

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

As of June 23, 2026, the Company had 53,528,001 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$44,965	$54,557
Total assets	$44,965	$54,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$103,646	$91,144
Loans payable	229,630	229,630
Note payable	2,500,000	2,500,000
Due to a related party	26,700	26,700
Total current liabilities	2,859,976	2,847,474

Commitments and contingencies	–	–

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	–	–
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	–	–
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 53,228,001 and 52,628,001 shares issued and outstanding, respectively.	5,323	5,263
Additional paid in capital	5,352,653	5,031,019
Accumulated deficit	(8,172,987)	(7,829,199)
Total Stockholders’ deficit	(2,815,011)	(2,792,917)

Total Liabilities and Stockholders’ Deficit	$44,965	$54,557

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$–	$–	$–	$50,000

Operating expenses:
General and administrative	27,211	27,172	51,242	58,142
Professional fees	–	5,300	350	51,300
Stock based compensation	139,847	139,847	279,694	279,694
Total operating expenses	167,058	172,319	331,286	389,136

Loss from operations	(167,058)	(172,319)	(331,286)	(339,136)

Other expense:
Interest expense	(6,251)	(6,251)	(12,502)	(12,502)
Total other expense	(6,251)	(6,251)	(12,502)	(12,502)

Loss before provision for income taxes	(173,309)	(178,570)	(343,788)	(351,638)
Provision for income taxes	–	–	–	–

Net loss	$(173,309)	$(178,570)	$(343,788)	$(351,638)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	53,224,704	52,028,001	53,179,131	51,877,172

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	1,000	$–	52,628,001	$5,263	$5,031,019	$(7,829,199)	$(2,792,917)
Stock option expense	–	–	–	–	139,847	–	139,847
Shares issued for services	–	–	300,000	30	20,970	–	21,000
Net loss	–	–	–	–	–	(170,479)	(170,479)
Balance, March 31, 2025	1,000	–	52,928,001	5,293	5,191,836	(7,999,678)	(2,802,549)
Stock option expense	–	–	–	–	139,847	–	139,847
Shares issued for services	–	–	300,000	30	20,970	–	21,000
Net loss	–	–	–	–	–	(173,309)	(173,309)
Balance, June 30, 2025	1,000	$–	53,228,001	$5,323	$5,352,653	$(8,172,987)	$(2,815,011)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	1,000	$–	51,428,001	$5,143	$4,387,751	$(7,194,683)	$(2,801,789)
Stock option expense	–	–	–	–	139,847	–	139,847
Shares issued for services	–	–	300,000	30	20,970	–	21,000
Net loss	–	–	–	–	–	(173,068)	(173,068)
Balance, March 31, 2024	1,000	–	51,728,001	5,173	4,548,568	(7,367,751)	(2,814,010)
Stock option expense	–	–	–	–	139,847	–	139,847
Shares issued for services	–	–	300,000	30	20,970	–	21,000
Net loss	–	–	–	–	–	(178,570)	(178,570)
Balance, June 30, 2024	1,000	$–	52,028,001	$5,203	$4,709,385	$(7,546,321)	$(2,831,733)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(343,788)	$(351,638)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	279,694	279,694
Common stock issued for services	42,000	42,000
Changes in Operating Assets and Liabilities:
Prepaids	–	(2,500)
Accounts payable and accruals	12,502	12,502
Net cash used by operating activities	(9,592)	(19,942)

Cash flows from Investing activities:	–	–

Cash flows from Financing activities:
Repayment of loans - related party	–	(8,000)
Net cash used by financing activities	–	(8,000)

Net change in cash	(9,592)	(27,942)
Cash, beginning of period	54,557	28,431
Cash, end of period	$44,965	$489

Cash Paid For:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ended June 30, 2025 and not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2025 and December 31, 2024.

Basic and Diluted Earnings Per Share

Under ASC 260 “Earnings Per Share,” the Company presents basic and diluted earnings (loss) per share (“EPS”) amounts on the face of the statements of operations. Basic EPS is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. As of June 30, 2025, there are 136,336 potentially dilutive shares from warrants and 14,430,000 potentially dilutive shares from vested options. As of June 30, 2024, there are 153,503 potentially dilutive shares from warrants and 9,280,000 potentially dilutive shares from vested options. Additionally, diluted amounts are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and loans payable approximate their fair value because of the short maturity of those instruments. The Company had no financial instruments at June 30, 2025 and December 31, 2024 that required fair value hierarchy disclosure.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2025 and December 31, 2024, no liability for unrecognized tax benefits was required to be reported.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has one operating segment as of June 30, 2025.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2025, the Company had an accumulated deficit of $8,172,987, stockholders' deficit of $2,815,011, and incurred a net loss of $343,788 for the six months ended June 30, 2025. In addition, the Company generated no revenue during the three months ended June 30, 2025. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these unaudited condensed financial statements are issued.

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

NOTE 4 – NOTES PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of June 30, 2025 and December 31, 2024, there is $1,879 and $576 of interest accrued on this note, respectively. This note is currently in default.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of June 30, 2025 and December 31, 2024, there is $1,877 and $575 of interest accrued on this note, respectively. This note is currently in default.

On June 10, 2022, the Company issued a note payable to a third party for $7,630. The note matured 6 months from the date of issuance and bears interest at 10% per annum. As of June 30, 2025 and December 31, 2024, there is $2,343 and $1,959 of interest accrued on this note, respectively. This note is currently in default.

On October 18, 2022, the Company issued a note payable for $25,000 to a third party. The note matured one year from the date of issuance and bears interest at 8% per annum. As of June 30, 2025 and December 31, 2024, there is $5,430 and $4,422 of interest accrued on this note, respectively. This note is currently in default.

On January 6, 2023, the Company issued a note payable for $15,000 to a third party. The note matured on July 6, 2023, and bears interest at 8.5% per annum. As of June 30, 2025 and December 31, 2024, there is $3,182 and $2,540 of interest accrued on this note, respectively. This note is currently in default.

On March 13, 2023, the Company issued a note payable for $12,000 to a third party. The note matured on September 13, 2023, and bears interest at 8.5% per annum. As of June 30, 2025 and December 31, 2024, there is $2,361 and $1,847 of interest accrued on this note, respectively. This note is currently in default.

On May 11, 2023, the Company issued a note payable to a third party for $25,000. The note matured on May 11, 2024, and bears interest at 8% per annum. As of June 30, 2025 and December 31, 2024, there is $4,307 and $3,299 of interest accrued on this note, respectively. This note is currently in default.

On May 15, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on May 15, 2024, and bears interest at 8% per annum. As of June 30, 2025 and December 31, 2024, there is $4,385 and $3,277 of interest accrued on this note, respectively. This note is currently in default.

On September 1, 2023, the Company issued a note payable to a third party for $25,000. The note matured on September 1, 2024, and bears interest at 8% per annum. As of June 30, 2025 and December 31, 2024, there is $3,688 and $2,679 of interest accrued on this note, respectively. This note is currently in default.

On September 6, 2023, the Company issued a note payable for $50,000 to a third party. The note matured on September 6, 2024, and bears interest at 8% per annum. As of June 30, 2025 and December 31, 2024, there is $7,321 and $5,304 of interest accrued on this note, respectively. This note is currently in default.

On September 15, 2023, the Company issued a note payable for $50,000 to a third party. The note matured on September 15, 2024, and bears interest at 8% per annum. As of June 30, 2025 and December 31, 2024, there is $3,611 and $2,603 of interest accrued on this note, respectively. This note is currently in default.

NOTE 5 – RELATED PARTY TRANSACTIONS

Forty 7 Select Holdings LLC (“Forty 7”) has advanced the Company funds, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of June 30, 2025 and December 31, 2024, the balance due to Forty 7 is $15,000 and $15,000, respectively.

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matured on July 10, 2023, and bears interest at 8.5% per annum. As of June 30, 2025 and December 31, 2024, there is $3,168 and $2,526 of interest accrued on this note, respectively. This note is currently in default.

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

NOTE 7 – OPTIONS

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	21,330,000	$0.08	9.74	$–
Granted	–	$–	–	$–
Cancelled	(1,500,000)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2024	19,830,000	$0.08	–	$–
Granted	–	$–	–	$–
Cancelled	–	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at June 30, 2025	19,830,000	$0.07	–	$–
Exercisable at June 30, 2025	14,430,000	$0.07	7.66	$–

Range of Exercise Prices	Number Outstanding 6/30/2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 – $0.39	19,830,000	7.66 years	$0.07

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	153,503	$0.25	5.67	$–
Granted	–	$–	–	$–
Expired	–	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2024	153,503	$0.25	3.92	$–
Granted	–	$–	–	$–
Expired	(20,167)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at June 30, 2025	133,336	$0.25	3.67	$–

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

For the six months ended June 30, 2025 and 2024, the Company incurred losses before income taxes of $343,788 and $351,638, respectively. No federal or state income tax provision or benefit was recorded for either period because management has determined that it is more likely than not that the Company's deferred tax assets will not be realized and, accordingly, a full valuation allowance has been maintained against such assets.

The effective income tax rate differs from the statutory federal income tax rate primarily due to the valuation allowance recorded against deferred tax assets.

	June 30, 2025	Rate		June 30, 2024	Rate
Loss before income taxes	$(343,788)			(351,638)
Expected federal tax benefit at 21%	72,195	21.0%		$73,844	21.0%
State tax benefit, net of federal effect	26,611	7.74%		27,218	7.74%
Increase in valuation allowance	(98,806)	(28.74%	)	(101,062)	(28.74%	)
Income tax provision	$–	0.0%		$–	0.0%

At June 30, 2025, the Company had estimated federal net operating loss carryforwards of approximately $3.8 million available to offset future taxable income. Utilization of these carryforwards may be limited under Section 382 of the Internal Revenue Code in the event of certain ownership changes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits and had not accrued any interest or penalties related to uncertain tax positions. Tax years remain subject to examination by taxing authorities for all years since inception.

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

Results of Operation for the Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, the Company had revenues of nil. In comparison, for the three months ended June 30, 2024, the Company had revenues of nil.

Operating expenses were $172,319 for the three months ended June 30, 2025, consisting of $27,211 of general and administrative expense and $139,847 of non-cash stock-based compensation expense for the issuance of warrants. In comparison, for the three months ended June 30, 2024, operating expenses were $172,319, consisting of $27,172 of general and administrative expense, $5,300 of professional fees, and $139,847 of non-cash stock-based compensation expense for the issuance of warrants.

For the three months ended June 30, 2025, the Company posted a net loss of $173,309, compared to a net loss of $178,570 for three months ended June 30, 2024.

Results of Operation for the Six Months Ended June 30, 2025 and 2024

For the six months ended June 30, 2025, the Company had revenues of nil. In comparison, for the six months ended June 30, 2024, the Company had revenues of $50,000.

Operating expenses were $331,286 for the six months ended June 30, 2025, consisting of $51,242 of general and administrative expense, $350 of professional fees, and $279,694 of non-cash stock-based compensation expense for the issuance of warrants. In comparison, for the six months ended June 30, 2024, operating expenses were $389,136, consisting of $58,142 of general and administrative expense, $51,300 of professional fees, and $279,694 of non-cash stock-based compensation expense for the issuance of warrants.

For the six months ended June 30, 2025, the Company posted a net loss of $343,788, compared to a net loss of $351,638 for six months ended June 30, 2024.

During the six months ended June 30, 2025, the Company used $9,592 of cash in operating activities. The Company did not use or generate any cash in financing or investing activities.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated revenues of nil during the six months ended June 30, 2025 and had a net loss of $343,788 for the six months ended June 30, 2025. The Company has an accumulated deficit of $8,172,987 as of June 30, 2025. The Company requires capital for its contemplated operational and marketing activities. Obtaining additional financing, through an additional capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $9,592 of cash from operations for the six months ended June 30, 2025. The Company did not use or generate any cash in financing or investing activities for the six months ended June 30, 2024.

As of June 30, 2025, the Company had $44,965 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2025.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as previously disclosed, we know of no other material, existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation during the six months period ending June 30, 2025. Other than as disclosed above, we know of no other proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest during the six months period ending June 30, 2025.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

Dated: June 23, 2026	By: /s/ Peter Hager Peter Hager Chief Executive Officer

By: /s/ Thomas Spruce Thomas Spruce Chief Financial Officer

