Form 10-K
period 2025-12-31
Electronic Servitor Publication Network, Inc.
filed 2026-07-06
CIK 1709542

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

At July 6, 2026, there were 53,528,001 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” “our company” and “XESP” refer to Electronic Servitor Publication Network Inc. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

i

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

ii

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

Material Impact of Cybersecurity Risks and Incidents

To the Company’s knowledge, the Company has not experienced any cybersecurity incidents during the fiscal year ended December 31, 2025, or as of the date of this Annual Report, that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition. There can be no assurance, however, that the Company will not be subject to cybersecurity incidents in the future. Cybersecurity risks and potential incidents, if realized, could adversely affect the Company’s operations, client relationships, intellectual property, and financial results.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB® Venture Market (1) (2)
Quarter Ended	High	Low
March 31, 2024	$0.55	$0.11
June 30, 2024	$0.21	$0.13
September 30, 2024	$0.21	$0.08
December 31, 2024	N/A	N/A
March 31, 2025	N/A	N/A
June 30, 2025	N/A	N/A
September 30, 2025	N/A	N/A
December 31, 2025	N/A	N/A

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)	The source of these quotations is OTCMarkets.com.

Stockholders

As of December 31, 2025, there were approximately 93 stockholders.

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

For the period ended December 31, 2025, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Revenues and Losses

During the year ended December 31, 2025, the Company posted revenues of nil. For that same year ended, total operating expenses were $668,829, consisting of general and administrative expenses of $84,791, professional fees of $24,650 and stock-based compensation fees of $559,388. Loss from operations and before other expenses and income taxes totaled $593,833. Other expenses consisted of $25,004 in interest expense and other revenue of $100,000. After income tax expense of $0, the Company generated a net loss from continuing operations of $593,833, and a total net loss of $593,833.

Liquidity and Capital Resources

As of December 31, 2025, the Company had total assets of $118,967.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company generated limited revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2025.

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

Discussion of the Year Ended December 31, 2025, as compared to the Year Ended December 31, 2024

For the year ended December 31, 2025 had revenue of nil. For the year ended December 31, 2024 had revenue of $105,000.

During the year ended December 31, 2025, the Company posted operating expenses from continuing operations of $668,829, consisting of general and administrative expenses of $84,791, professional fees of $24,650 and stock-based compensation of $559,388. For the year ended December 31, 2024, the Company posted operating expenses from continuing operations of $714,512, consisting of general and administrative expenses of $103,824, professional fees of $51,300 and stock-based compensation of $559,388.

During the year ended December 31, 2025, the Company posted a net loss of $593,833 from continuing operations for a total net loss for the year of $593,833, compared to a net loss of $634,516 from continuing operations for a total net loss for the year of $634,516 for the year ended December 31, 2024.

During the year ended December 31, 2025, the Company generated $64,410 in cash provided by operating activities. The Company did not use or generate any cash in financing or investing activities. During the year ended December 31, 2024, the Company generated $33,876 in cash provided by operating activities, used $7,750 in cash in financing activities, and the Company did not use or generate any cash in investing activities.

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

Alternative Financial Planning

As of December 31, 2025, the Company had cash available of $118,967.

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

Management assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The following is a summary of our material weaknesses as of December 31, 2025:

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Peter Hager

Chief Executive Officer and President

Peter Hager, age 56, is a seasoned business executive with 30 years of cross industry leadership experience in executive management, sales, marketing, and technology. He has a track record of success in providing services to Fortune 500 companies, such as United Health Group, Boston Scientific, Johnson & Johnson, Medtronic, Wells Fargo, 3M, Target, Cargill, Land O’ Lakes, and General Mills. Since 2003, Peter Hager served in various roles including as President, CEO, and Chairman of Pointward, Inc. which is a MedTech Customer Engagement Agency. Mr. Hager has also served as past or current director and founding member for multiple technology, professional services, and MedTech organizations, including PhiTech Management, iSight Therapeutics, TeamNet Systems, and Bluestem Technologies. Mr. Hager holds a Bachelor of Arts degree in economics and psychology from Macalester College in Saint Paul, Minnesota.

Thomas Spruce

Chief Operating Officer, Secretary, Chief Financial Officer and sole Director

Thomas Spruce, age 70, is the Chief Operations Officer, Secretary, and sole Director. Mr. Spruce has decades of experience in large corporations, small companies, and start-ups in a variety of sales management, operations management, business development, and consulting roles with product and service businesses. From 2008 to the present, Mr. Spruce has served as the President and CEO of His Speed, Inc., a company that specializes in business management, development, and consulting. Prior to 2008, Mr. Spruce served in management positions at the Principle Pharmacy Group, MediqPRN/Hill-Rom and Owen Healthcare/Cardinal Health, where he managed sales, operations management, business transition, integrated sales, and enterprise account management. Mr. Spruce has a Bachelor of Sciences in Pharmacy from the University of Arkansas, is a Board Member at The Victory Way, has served as Board Chairman of the Dean’s Advisory Council- Western University School of Pharmacy and was a Fellow at the American College of Healthcare Executives.

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

ITEM 11. EXECUTIVE COMPENSATION.

At December 31, 2025, the Company had not paid cash compensation to any executive officer or director; provided, however, the Company entered into the following agreements with executive officers and directors of the Company as follows:

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

Tabular Disclosure of Awards Granted in Proximity to MNPI Disclosures

The table below sets forth information regarding options granted to each named executive officer during the fiscal year ended December 31, 2025 that were granted during the period commencing four business days before, and ending one business day after, the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed MNPI (excluding any Form 8-K filed pursuant to Item 5.02(e) disclosing the new material option award itself), in each case as required by Item 402(x)(2) of Regulation S-K.

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

* No options or other equity awards were granted to any named executive officer during the fiscal year ended December 31, 2025. Accordingly, no tabular disclosure of such awards is required for the fiscal year ended December 31, 2025.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the SEC and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2025, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

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

COMMON STOCK

	Common Shares Beneficially Owned
Name of Beneficial Owner	No. of Shares	Percentage of Class (1)

Peter Hager (2) (3) (4)	7,782,000	14.53%
President and Chief Executive Officer

Thomas Spruce (2) (5) (6) (7)	15,000	0.02%
Chief Operations Officer, Chief Financial Officer, Secretary and Director

Jim Kellogg (2) (8)	0	0.00%
Former Chief Financial Officer

Phitech Management LLC (2) (9)	0	0.00%
>5% Common Stock Shareholder

Eric Swann (10) (11)	4,960,000	9.27%
>5% Common Stock Shareholder

Greg Shockey (12) (13) (14)	8,950,000	16.72%
>5% Common Stock Shareholder

Mark Palumbo (15) (16)	2,300,000	4.29%
>5% Common Stock Shareholder

Marla Palumbo (15) (16)	1,200,000	2.41%
>5% Common Stock Shareholder

Calisota Tech LLC (3) (5)	7,782,000	14.53%
>5% Common Stock Shareholder

Spruce Solutions LLC (3) (8)	500,000	.93%
Held by Affiliate

(1)	Based on 53,528,001 common stock shares issued and outstanding as of December 31, 2025.

(2)	This individual and/or entity’s address is 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542.

(3)	This individual owns options to purchase 6,400,000 shares of the common stock of the Company at a strike price of $0.07 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(4)	Peter Hager owns Calisota Tech LLC. Calisota Tech LLC is also owned by Jonathan Sweetser, a consultant of the Company.

(5)	These shares are owned by the Spruce Family Trust, which is controlled by Mr. Spruce.

(6)	This individual owns options to purchase 4,850,000 shares of the common stock of the Company at a strike price of $0.07 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(7)	Thomas Spruce owns Spruce Solutions LLC.

(8)	This individual’s service ended on May 10, 2024.

(9)	Peter Hager is the controlling affiliate of this entity.

(10)	Eric Swann is a consultant of the Company. Although he is not considered an affiliate of the Company, for purposes of this table only, his address is 107 Chestnut St., Suite 100, Stillwater, MN 55082-5542.

(11)	The Company agreed to issue this individual 3,660,000 shares of common stock of the Company pursuant to the terms of a Restricted Stock Award Agreement dated September 29, 2023. The shares were issued on a vesting schedule and are subject to certain vesting conditions related to length of service.

(12)	Greg Shockey is a consultant of the Company.

(13)	Greg Shockey is the controlling affiliate of Forty 7 Select Holdings LLC.

(14)	This individual owns options to purchase 3,840,000 shares of the common stock of the Company at a strike price of $0.07 per share. The options have an expiry date of 10 years from the date of grant and are subject to certain vesting conditions related to length of service.

(15)	This individual’s address is 855 South Mission Avenue, Suite #K400, Fallbrook, CA 92028.

(16)	This individual is married to Marla Palumbo. Marla Palumbo is the holder of 1,200,000 shares of the Company’s common stock.

(17)	This individual is married to Mark Palumbo. Marla Palumbo is the holder of 1,200,000 shares of the Company’s common stock.

SERIES A PREFERRED STOCK

	Series A Preferred Shares Owned	Percentage of Class (1)
Forty 7 Select Holdings LLC (1) (2) (3) (4)	1,000	100%
>5% Series A Preferred Stock Shareholder

(1)	Based on 1,000 Series A Preferred Stock shares outstanding.

(2)	Consists of 1,000 shares of Series A Preferred Stock, purchased at par value, which, voting together as a class, have the right to vote 60% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least a majority of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

(3)	This entity’s address is 31878 Del Obispo 118-331, San Juan Capistrano, CA 92675.

(4)	Greg Shockey is the controlling affiliate of this entity. Greg Shockey is also a consultant of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Other than those agreements detailed in Item 11 for Executive Compensation, the Company has also entered into the following transactions with related parties in the year ended December 31, 2025:

Forty 7 Select Holdings LLC (“Forty 7”) has advanced the Company funds, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of December 31, 2025 and 2024, the balance due to Forty 7 is $15,000 and $15,000, respectively.

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matured on July 10, 2023, and bears interest at 8.5% per annum. As of December 31, 2025 and 2024, there is $3,811 and $2,526 of interest accrued on this note, respectively. This note is currently in default.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $21,500 for fiscal year ended December 31, 2025, and $38,500 for fiscal year ended December 31, 2024.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were nil for fiscal years ended December 31, 2025 and 2024, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were nil for fiscal years ended December 31, 2025 and 2024, respectively.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were nil for fiscal years ended December 31, 2025 and 2024, respectively.

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2025 and 2024

Statements of Operations for the years ended December 31, 2025 and December 31, 2024

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2025 and December 31, 2024

Statements of Cash Flows for the years ended December 31, 2025 and December 31, 2024

Notes to Financial Statements

EXHIBITS

3.1	Certificate of Incorporation (previously filed on Form 10-12G on July 7, 2017 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.)

3.2	By-laws (previously filed on Form 10-12G on July 7, 2017 as the exhibit number listed here, and incorporated herein by this reference.)

3.3	Amendment to Certificate of Incorporation (previously filed on Form S-1 on October 22, 2018 as the same exhibit number listed here, and incorporated herein by this reference.)

3.4	Series A Certificate of Designation filed with the Secretary of State of Delaware on May 6, 2019 (previously filed on Form 8-K on March 30, 2020 as Exhibit 3.4, and incorporated herein by this reference.)

3.5	Amendment to Certificate of Incorporation (previously filed on Form 8-K on October 12, 2021 as an exhibit and incorporated herein by this reference.)

3.6	First Amended and Restated By-laws (previously filed on Form 8-K on November 21, 2022 as Exhibit 99.3, and incorporated herein by this reference.)

10.1	Asset Purchase Agreement by and between Electronic Servitor Publication Network, Inc. and Phitech Management, LLC, dated December 22, 2023. (previously filed on Form 8-K on January 2, 2024 as Exhibit 2.1, and incorporated herein by this reference.)

10.2	Agreement and Plan of Merger by and between Electronic Servitor Publication Network, Inc. and Pointward Inc., dated December 22, 2023 (previously filed on Form 8-K on January 2, 2024 as Exhibit 2.2, and incorporated by this reference.)

10.3	Electronic Servitor Publication Network, Inc. 2023 Equity Incentive Plan, dated as of September 22, 2023 (previously filed on Form 8-K as Exhibit 10.1 and incorporated herein by this reference.)

10.4	Consulting Agreement by and between Electronic Servitor Publication Network, Inc. and Laurence Eric Swann dated September 29, 2023 (previously filed on Form 8-K as Exhibit 99.1 and incorporated herein by this reference.)

10.5	Restricted Stock Agreement by and between Electronic Servitor Publication Network, Inc. and Laurence Eric Swann dated September 29, 2023 (previously filed on Form 8-K as Exhibit 99.2 and incorporated herein by this reference.)

10.6	Stock Option Grant and Stock Option Agreement with Greg Shockey (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.2, and incorporated herein by this reference.)

10.7	Employment Agreement with Peter Hager (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.3, and incorporated herein by this reference.)

10.8	Stock Option Grant and Stock Option Agreement with Peter Hager (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.4, and incorporated herein by this reference.)

10.9	Employment Agreement with Thomas Spruce (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.5, and incorporated herein by this reference.)

10.10	Stock Option Grant and Stock Option Agreement with Thomas Spruce (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.6, and incorporated herein by this reference.)

10.11	Advisor Agreement with Greg Shockey (previously filed on Form 8-K on February 7, 2023 as Exhibit 99.1, and incorporated herein by this reference.)

31.1*	Rule 15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 15d-14(a) Certification Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in Minneapolis, MN, thereunto duly authorized, on July 6, 2026.

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

By:	/s/ Peter Hager
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Spruce
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Thomas Spruce
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 6, 2026.

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

Signature	Capacity	Date

/s/ Thomas Spruce	Director	July 6, 2026

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

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electronic Servitor Publication Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electronic Servitor Publication, Inc. (the ‘Company’) as of December 31, 2025, and 2024, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the period ended December 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(8,423,032). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

July 2, 2026

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$118,967	$54,557
Total assets	$118,967	$54,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$126,999	$91,144
Loans payable	229,630	229,630
Note payable	2,500,000	2,500,000
Due to a related party	26,700	26,700
Total current liabilities	2,883,329	2,847,474

Commitments and contingencies	–	–

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	–	–
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	–	–
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 53,528,001 and 52,628,001 shares issued and outstanding, respectively	5,353	5,263
Additional paid in capital	5,653,317	5,031,019
Accumulated deficit	(8,423,032)	(7,829,199)
Total Stockholders’ deficit	(2,764,362)	(2,792,917)

Total Liabilities and Stockholders’ Deficit	$118,967	$54,557

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenue	$–	$105,000

Operating expenses:
General and administrative	84,791	103,824
Professional fees	24,650	51,300
Stock based compensation	559,388	559,388
Total operating expenses	668,829	714,512

Loss from operations	(668,829)	(609,512)

Other expense:
Interest expense	(25,004)	(25,004)
Other revenue	100,000	–
Total other expense	74,996	(25,004)

Loss before provision for income taxes	(593,833)	(634,516)
Provision for income taxes	–	–

Net loss	$(593,833)	$(634,516)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	53,251,837	52,178,412

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENT OF CHANGES OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2025 and 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	1,000	$–	51,428,001	$5,143	$4,387,751	$(7,194,683)	$(2,801,789)
Stock option expense	–	–	–	–	559,388	–	559,388
Shares issued for services	–	–	1,200,000	120	83,880	–	84,000
Net loss	–	–	–	–	–	(634,516)	(634,516)
Balance, December 31, 2024	1,000	–	52,628,001	5,263	5,031,019	(7,829,199)	(2,792,917)
Stock option expense	–	–	–	–	559,388	–	559,388
Shares issued for services	–	–	900,000	90	62,910	–	63,000
Net loss	–	–	–	–	–	(593,833)	(593,833)
Balance, December 31, 2025	1,000	$–	53,528,001	$5,353	$5,653,317	$(8,423,032)	$(2,764,362)

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(593,833)	$(634,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	559,388	559,388
Common stock issued for services	63,000	84,000
Changes in Operating Assets and Liabilities:
Accounts payable and accruals	35,855	25,004
Net cash provided by operating activities	64,410	33,876

Cash flows from Investing activities:	–	–

Cash flows from Financing activities:
Proceeds from loans - related party	–	250
Repayment of loans - related party	–	(8,000)
Net cash (used) by financing activities	–	(7,750)

Net change in cash	64,410	26,126
Cash, beginning of year	54,557	28,431
Cash, end of year	$118,967	$54,557

Cash Paid For:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2025 and 2024.

Basic and Diluted Earnings Per Share

Under ASC 260 “Earnings Per Share,” the Company presents basic and diluted earnings (loss) per share (“EPS”) amounts on the face of the statements of operations. Basic EPS is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. As of December 31, 2025, there are 112,667 potentially dilutive shares from warrants and 16,830,000 potentially dilutive shares from vested options. As of December 31, 2024, there are 153,503 potentially dilutive shares from warrants and 12,330,000 potentially dilutive shares from vested options. Additionally, diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and loans payable approximate their fair value because of the short maturity of those instruments. The Company had no financial instruments at December 31, 2025 and 2024 that required fair value hierarchy disclosure.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be reported.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment generating revenue as of December 31, 2025 and 2024.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the year ended December 31, 2024, and for interim periods beginning in 2025. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements.

The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may apply to the Company, the Company has not identified any new standards that it believes merit further discussion or change to adopted policies, and the Company expects that none will have a significant impact on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had limited revenue and has an accumulated deficit of $8,423,032 as of December 31, 2025. The Company’s continuation as a going concern is dependent upon its ability to generate revenue to satisfy its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations, or its ability to sell its services to generate consistent profitability. In order to maintain operations, the Company may have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – LOANS PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of December 31, 2025 and 2024, there is $2,181 and $1,576 of interest accrued on this note, respectively. This note is currently in default.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of December 31, 2025 and 2024, there is $2,180 and $1,575 of interest accrued on this note, respectively. This note is currently in default.

On June 10, 2022, the Company issued a note payable for $7,630 to a third party. The note matured 6 months from the date of issuance and bears interest at 10% per annum. As of December 31, 2025 and 2024, there is $2,728 and $1,959 of interest accrued on this note, respectively. This note is currently in default.

On October 18, 2022, the Company issued a note payable for $25,000 to a third party. The note matured one year from the date of issuance and bears interest at 8% per annum. As of December 31, 2025 and 2024, there is $6,428 and $4,422 of interest accrued on this note, respectively. This note is currently in default.

On January 6, 2023, the Company issued a note payable for $15,000 to a third party. The note matured on July 6, 2023, and bears interest at 8.5% per annum. As of December 31, 2025 and 2024, there is $3,811 and $2,540 of interest accrued on this note, respectively. This note is currently in default.

On March 13, 2023, the Company issued a note payable for $12,000 to a third party. The note matured on September 13, 2023, and bears interest at 8.5% per annum. As of December 31, 2025 and 2024, there is $2,876 and $1,847 of interest accrued on this note, respectively. This note is currently in default.

On May 11, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on May 11, 2024, and bears interest at 8% per annum. As of December 31, 2025 and 2024, there is $5,315 and $3,299 of interest accrued on this note, respectively. This note is currently in default.

On May 15, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on May 15, 2024, and bears interest at 8% per annum. As of December 31, 2025 and 2024, there is $5,293 and $3,277 of interest accrued on this note, respectively. This note is currently in default.

On September 1, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on September 1, 2024, and bears interest at 8% per annum. As of December 31, 2025 and 2024, there is $4,696 and $2,679 of interest accrued on this note, respectively. This note is currently in default.

On September 6, 2023, the Company issued a note payable for $50,000 to a third party. The note matured on September 6, 2024, and bears interest at 8% per annum. As of December 31, 2025 and 2024, there is $9,337 and $5,304 of interest accrued on this note, respectively. This note is currently in default.

On September 15, 2023, the Company issued a note payable for $50,000 to a third party. The note matured on September 15, 2024, and bears interest at 8% per annum. As of December 31, 2025 and 2024, there is $4,619 and $2,603 of interest accrued on this note, respectively. This note is currently in default.

NOTE 5 – RELATED PARTY TRANSACTIONS

Forty 7 Select Holdings LLC (“Forty 7”) has advanced the Company funds, to pay for general operating expenses. Forty 7 is controlled by Greg Shockey, an existing shareholder of the Company. As of December 31, 2025 and 2024, the balance due to Forty 7 is $15,000 and $15,000, respectively.

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matured on July 10, 2023, and bears interest at 8.5% per annum. As of December 31, 2025 and 2024, there is $3,811 and $2,526 of interest accrued on this note, respectively. This note is currently in default.

Pursuant to the terms of the Asset Purchase Agreement dated December 22, 2023, the Company has agreed to pay an aggregate purchase price of $2,500,000. This amount is still due as of December 31, 2025.

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

NOTE 7 – OPTIONS

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	21,330,000	$0.08	9.74	$–
Granted	–	$–	–	$–
Cancelled	(1,500,000)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2024	19,830,000	$0.08	–	$–
Granted	–	$–	–	$–
Cancelled	(1,600,000)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2025	18,230,000	$0.07	–	$–
Exercisable at December 31, 2025	16,830,000	$0.07	7.17	$–

Range of Exercise Prices	Number Outstanding 12/31/2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 – $0.39	18,230,000	7.17 years	$0.07

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	153,503	$0.25	5.67	$–
Granted	–	$–	–	$–
Expired	–	$–	–	$–
Exercised	–	$–	–	$–
Exercisable at December 31, 2024	153,503	$0.25	3.92	$–
Granted	–	$–	–	$–
Expired	(40,836)	$–	–	$–
Exercised	–	$–	–	$–
Exercisable at December 31, 2025	112,667	$0.26	4.15	$–

NOTE 9 – INCOME TAXES

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

For the years ended December 31, 2025 and 2024, the Company incurred losses before income taxes and recorded no provision or benefit for federal or state income taxes. The Company's effective tax rate differed from the statutory federal rate primarily due to the establishment and maintenance of a full valuation allowance against deferred tax assets.

Income Tax Rate Reconciliation

	2025	Rate		2024	Rate
Expected federal tax benefit	$124,705	21.0%		$133,248	21.0%
Expected state tax benefit, net of federal effect	17,221	2.9%		18,400	2.9%
Increase in valuation allowance	(141,926)	(23.9%	)	(151,648)	(23.9%	)
Income tax provision	$–	0.0%		$–	0.0%

Deferred Tax Assets

	2025	2024
Net operating loss carryforwards	$890,000	$860,000
Less: Valuation allowance	(890,000)	(860,000)
Net deferred tax assets	$–	$–

At December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of approximately $3,725,000 and $3,583,000, respectively, available to offset future taxable income. Certain net operating losses generated after 2017 may be carried forward indefinitely; however, utilization may be limited to 80% of taxable income in any future year. In addition, utilization of the Company's net operating loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code in the event of certain ownership changes.

Management has evaluated the realizability of the deferred tax assets and has concluded that a full valuation allowance is required as of December 31, 2025 and 2024 because it is more likely than not that the deferred tax assets will not be realized through future taxable income.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits and had not accrued any interest or penalties related to uncertain tax positions. The Company's tax years remain open to examination to the extent of available net operating loss carryforwards. The Company has not recorded any deferred tax liabilities.

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued in accordance with ASC 855, and has determined that there are no material subsequent events to disclose in these financial statements.

