Form 10-Q
period 2026-03-31
Electronic Servitor Publication Network, Inc.
filed 2026-08-06
CIK 1709542

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2026

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

As of August 6, 2026, the Company had 53,528,001 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$100,244	$118,967
Prepaid expenses	7,500	–

Total assets	$107,744	$118,967

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$58,239	$126,999
Loans payable	229,630	229,630
Note payable	2,500,000	2,500,000
Due to a related party	26,700	26,700
Total current liabilities	2,814,569	2,883,329

Commitments and contingencies	–	–

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	–	–
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	–	–
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 53,528,001 and 53,528,001 shares issued and outstanding, respectively.	5,353	5,353
Additional paid-in capital	5,674,559	5,653,317
Accumulated deficit	(8,386,737)	(8,423,032)
Total Stockholders’ deficit	(2,706,825)	(2,764,362)

Total Liabilities and Stockholders’ Deficit	$107,744	$118,967

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$–	$–

Operating expenses:
General and administrative	2,489	24,031
Professional fees	19,247	350
Stock based compensation	21,242	139,847
Total operating expenses	42,978	164,228

Loss from operations	(42,978)	(164,228)

Other income (expense):
Interest expense	(4,924)	(6,251)
Gain on forgiveness of debt	62,852	–
Other income	21,345	–
Total other income (expense)	79,273	(6,251)

Income (loss) before provision for income taxes	36,295	(170,479)
Provision for income taxes	–	–

Net income (loss)	$36,295	$(170,479)

Income (loss) per share, basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding, basic and diluted	53,528,001	52,924,668

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	1,000	$–	53,528,001	$5,353	$5,653,317	$(8,423,032)	$(2,764,362)
Stock option expense	–	–	–	–	21,242	–	21,242
Net income	–	–	–	–	–	36,295	36,295
Balance, March 31, 2026	1,000	$–	53,528,001	$5,353	$5,674,559	$(8,386,737)	$(2,706,825)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	1,000	$–	52,628,001	$5,263	$5,031,019	$(7,829,199)	$(2,792,917)
Stock option expense	–	–	–	–	139,847	–	139,847
Shares issued for services	–	–	300,000	30	20,970	–	21,000
Net loss	–	–	–	–	–	(170,479)	(170,479)
Balance, March 31, 2025	1,000	$–	52,928,001	$5,293	$5,191,836	$(7,999,678)	$(2,802,549)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$36,295	$(170,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	21,242	139,847
Common stock issued for services	–	21,000
Gain on forgiveness of debt	(62,852)	–
Changes in Operating Assets and Liabilities:
Prepaids	(7,500)	–
Accounts payable and accruals	(5,908)	6,251
Net cash used by operating activities	(18,723)	(3,381)

Cash flows from Investing activities:	–	–

Cash flows from Financing activities:	–	–

Net change in cash	(18,723)	(3,381)
Cash, beginning of period	118,967	54,557
Cash, end of period	$100,244	$51,176

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ended March 31, 2026 and not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2026 and December 31, 2025.

Basic and Diluted Earnings Per Share

Under ASC 260 “Earnings Per Share,” the Company presents basic and diluted earnings (loss) per share (“EPS”) amounts on the face of the statements of operations. Basic EPS is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. As of March 31, 2026, there are 110,000 potentially dilutive shares from warrants and 17,930,000 potentially dilutive shares from vested options. As of March 31, 2025, there are 153,503 potentially dilutive shares from warrants and 13,030,000 potentially dilutive shares from vested options. Because the Company's common stock did not have a reliable quoted market price during the period, the treasury stock method could not be meaningfully applied, and accordingly these instruments were excluded from the computation of diluted earnings per share. Therefore, diluted earnings per share was the same as basic earnings per share.

Stock based Compensation

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and loans payable approximate their fair value because of the short maturity of those instruments. The Company had no financial instruments at March 31, 2026 and December 31, 2025 that required fair value hierarchy disclosure.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2026 and December 31, 2025, no liability for unrecognized tax benefits was required to be reported.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment generating revenue as of March 31, 2026.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024 and for interim periods beginning January 1, 2025. The adoption did not have a material effect on the Company’s financial position or results of operations but resulted in expanded segment disclosures.

The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may apply to the Company, the Company has not identified any new standards that it believes merit further discussion or change to adopted policies, and the Company expects that none will have a significant impact on its financial statements.

NOTE 3 – GOING CONCERN

The Company has incurred recurring operating losses, has had limited revenue, has a working capital deficit of approximately $2.7 million, and has an accumulated deficit of $8,386,737 as of March 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. The Company’s continuation as a going concern is dependent upon its ability to generate revenue to satisfy its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations, or its ability to sell its services to generate consistent profitability. In order to maintain operations, the Company may have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – LOANS PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of March 31, 2026 and December 31, 2025, there is $2,333 and $2,181 of interest accrued on this note, respectively. This note is currently in default.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of March 31, 2026 and December 31, 2025, there is $2,331 and $2,180 of interest accrued on this note, respectively. This note is currently in default.

On June 10, 2022, the Company issued a note payable for $7,630 to a third party. The note matured 6 months from the date of issuance and bears interest at 10% per annum. As of March 31, 2026 and December 31, 2025, there is $2,920 and $2,728 of interest accrued on this note, respectively. This note is currently in default.

On October 18, 2022, the Company issued a note payable for $25,000 to a third party. The note matured one year from the date of issuance and bears interest at 8% per annum. As of March 31, 2026 and December 31, 2025, there is $6,942 and $6,428 of interest accrued on this note, respectively. This note is currently in default.

On January 6, 2023, the Company issued a note payable for $15,000 to a third party. The note matured on July 6, 2023, and bears interest at 8.5% per annum. As of March 31, 2026 and December 31, 2025, there is $4,146 and $3,811 of interest accrued on this note, respectively. This note is currently in default.

On March 13, 2023, the Company issued a note payable for $12,000 to a third party. The note matured on September 13, 2023, and bears interest at 8.5% per annum. As of March 31, 2026 and December 31, 2025, there is $3,133 and $2,876 of interest accrued on this note, respectively. This note is currently in default.

On May 11, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on May 11, 2024, and bears interest at 8% per annum. As of March 31, 2026 and December 31, 2025, there is $5,819 and $5,315 of interest accrued on this note, respectively. This note is currently in default.

On May 15, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on May 15, 2024, and bears interest at 8% per annum. As of March 31, 2026 and December 31, 2025, there is $5,797 and $5,293 of interest accrued on this note, respectively. This note is currently in default.

On September 1, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on September 1, 2024, and bears interest at 8% per annum. As of March 31, 2026 and December 31, 2025, there is $5,200 and $4,696 of interest accrued on this note, respectively. This note is currently in default.

On September 6, 2023, the Company issued a note payable for $50,000 to a third party. The note matured on September 6, 2024, and bears interest at 8% per annum. As of March 31, 2026 and December 31, 2025, there is $10,345 and $9,337 of interest accrued on this note, respectively. This note is currently in default.

On September 15, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on September 15, 2024, and bears interest at 8% per annum. As of March 31, 2026 and December 31, 2025, there is $5,123 and $4,619 of interest accrued on this note, respectively. This note is currently in default.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matured on July 10, 2023, and bears interest at 8.5% per annum. As of March 31, 2026 and December 31, 2025, there is $4,132 and $3,811 of interest accrued on this note, respectively. This note is currently in default.

As of March 31, 2026 and December 31, 2025, there is $11,700 and $11,700, respectively, due to the CEO for cash advances to pay for operating expenses.

Pursuant to the terms of the Asset Purchase Agreement dated December 22, 2023, the Company has agreed to pay an aggregate purchase price of $2,500,000. This amount is still due as of March 31, 2026.

Refer to Note 8 for options to purchase shares of common stock issued to related parties.

NOTE 6 – GAIN ON FORGIVENESS OF DEBT

On March 24, 2026, the Company entered into a Confidential Settlement and Mutual Release Agreement with Jarvis Lagman and Syndicate Seven, LLC. Pursuant to the agreement, the parties mutually terminated certain legal services and engagement agreements, released one another from all claims and obligations arising under those agreements, including amounts previously claimed to be owed by the Company, and agreed to customary mutual releases, confidentiality, non-disparagement, and other settlement provisions. The Company recognized a gain on forgiveness of debt of $62,852.

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

NOTE 8 – OPTIONS

A summary of the status of the Company’s outstanding stock options and changes during the periods presented is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	19,830,000	$0.08	–	$–
Granted	–	$–	–	$–
Cancelled	(1,600,000)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2025	18,230,000	$0.07	–	$–
Granted	–	$–	–	$–
Cancelled	–	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at March 31, 2026	18,230,000	$0.07		$–
Exercisable at March 31, 2026	17,930,000	$0.07	6.92	$–

Range of Exercise Prices	Number Outstanding 3/31/2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 – $0.39	18,230,000	6.92 years	$0.07

NOTE 9 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Exercisable at December 31, 2024	153,503	$0.25	5.67	$–
Granted	–	$–	–	$–
Expired	(40,836)	$–	–	$–
Exercised	–	$–	–	$–
Exercisable at December 31, 2025	112,667	$0.26	4.15	$–
Granted	–	$–	–	$–
Expired	(2,667)	$–	–	$–
Exercised	–	$–	–	$–
Exercisable at March 31, 2026	110,000	$0.25	4.01	$–

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that the assets will not be realized.

For the three months ended March 31, 2026 and 2025, the Company recorded no provision for income taxes. Although the Company reported pretax income during the three months ended March 31, 2026, no income tax expense was recognized because the expected tax expense was offset by the utilization of net operating loss carryforwards for which a full valuation allowance had previously been established. Accordingly, the Company continues to maintain a full valuation allowance against its deferred tax assets. Management has concluded that it remains more likely than not that the Company's deferred tax assets will not be realized based upon its history of operating losses, limited operating history, and uncertainty regarding the generation of sufficient future taxable income.

The Company's effective income tax rate differed from the U.S. federal statutory rate for the three months ended March 31, 2026 and 2025 as follows:

Income Tax Rate Reconciliation

	Three Months Ended March 31, 2026	Rate	Three Months Ended March 31, 2025	Rate
Expected federal income tax (expense) benefit	$(7,622)	(21.0)%	$35,801	21.0%
Expected state income tax (expense) benefit, net of federal effect*	(1,053)	(2.9)%	4,946	2.9%
Change in valuation allowance	8,675	23.9%	(40,747)	(23.9)%
Income tax provision	$–	0.0%	$–	0.0%

As of March 31, 2026, the Company continues to maintain a full valuation allowance against its deferred tax assets because management believes it is more likely than not that the deferred tax assets will not be realized. Management evaluates the need for a valuation allowance each reporting period based on all available positive and negative evidence.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2026, the Company had no unrecognized tax benefits and had not accrued any interest or penalties related to uncertain tax positions.

NOTE 11 – SUBSEQUENT EVENTS

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

Results of Operation for the Three Months Ended March 31, 2026 and 2025

For the three months ended March 31, 2026, the Company had revenues of nil. In comparison, for the three months ended March 31, 2025, the Company had revenues of nil.

Operating expenses were $42,978 for the three months ended March 31, 2026, consisting of $2,489 of general and administrative expense, $19,247 of professional fees, and $21,242 of non-cash stock-based compensation expense for the issuance of warrants. In comparison, for the three months ended March 31, 2025, operating expenses were $164,228, consisting of $24,031 of general and administrative expense, $350 of professional fees, and $139,847 of non-cash stock-based compensation expense for the issuance of warrants.

For the three months ended March 31, 2026, the Company posted a net income of $36,295, compared to a net loss of $170,479 for three months ended March 31, 2025.

During the three months ended March 31, 2026, the Company used $18,723 of cash in operating activities. The Company did not use or generate any cash in financing or investing activities.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated revenues of nil during the three months ended March 31, 2026 and had net income of $36,295 for the three months ended March 31, 2026. The Company has an accumulated deficit of $8,386,737 as of March 31, 2026. The Company requires capital for its contemplated operational and marketing activities. Obtaining additional financing, through an additional capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $18,723 of cash from operations for the three months ended March 31, 2026. Net cash used in financing and operating activities for the three months ended March 31, 2026 was nil.

As of March 31, 2026, the Company had $100,244 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2026.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as previously disclosed, we know of no other material, existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation during the three months period ending March 31, 2026. Other than as previously disclosed, we know of no other proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest during the three months period ending March 31, 2026.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

Dated: August 6, 2026	By: /s/ Peter Hager Peter Hager Chief Executive Officer

By: /s/ Thomas Spruce Thomas Spruce Chief Financial Officer

