Form 10-Q
period 2026-09-30
Electronic Servitor Publication Network, Inc.
filed 2026-11-09
CIK 1709542

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2026

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

As of November 9, 2026, the Company had 54,128,001 shares of its common stock, par value $.0001 per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$26,334	$118,967

Total assets	$26,334	$118,967

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accruals	$68,085	$126,999
Loans payable	229,630	229,630
Note payable	2,500,000	2,500,000
Due to a related party	26,700	26,700
Total current liabilities	2,824,415	2,883,329

Commitments and contingencies	–	–

Stockholders’ Deficit:
Preferred stock, $0.0001 par value 19,999,000 shares authorized; no shares issued and outstanding	–	–
Series A Preferred stock, $0.0001 par value 1,000 shares authorized; 1,000 shares issued and outstanding	–	–
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 54,128,001 and 53,528,001 shares issued and outstanding	5,413	5,353
Additional paid-in capital	5,758,983	5,653,317
Accumulated deficit	(8,562,477)	(8,423,032)
Total Stockholders’ deficit	(2,798,081)	(2,764,362)

Total Liabilities and Stockholders’ Deficit	$26,334	$118,967

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$–	$–	$–	$–

Operating expenses:
General and administrative	45,392	29,739	57,028	80,981
Professional fees	21,789	10,750	88,119	11,100
Stock based compensation	21,242	139,847	63,726	419,541
Total operating expenses	88,423	180,336	208,873	511,622

Loss from operations	(88,423)	(180,336)	(208,873)	(511,622)

Other expense:
Interest expense	(4,923)	(6,251)	(14,769)	(18,753)
Gain on forgiveness of debt	–	–	62,852	–
Other income	–	–	21,345	–
Total other expense	(4,923)	(6,251)	69,428	(18,753)

Loss before provision for income taxes	(93,346)	(186,587)	(139,445)	(530,375)
Provision for income taxes	–	–	–	–

Net loss	$(93,346)	$(186,587)	$(139,445)	$(530,375)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	53,801,914	53,323,605	53,620,309	53,158,770

The accompanying notes are an integral part of these unaudited condensed financial statements.

 ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	1,000	$–	53,528,001	$5,353	$5,653,317	$(8,423,032)	$(2,764,362)
Stock option expense	–	–	–	–	21,242	–	21,242
Net income	–	–	–	–	–	36,295	36,295
Balance, March 31, 2026	1,000	–	53,528,001	5,353	5,674,559	(8,386,737)	(2,706,825)
Stock option expense	–	–	–	–	21,242	–	21,242
Net loss	–	–	–	–	–	(82,394)	(82,394)
Balance, June 30, 2026	1,000	–	53,528,001	5,353	5,695,801	(8,469,131)	(2,767,977)
Stock option expense	–	–	–	–	21,242	–	21,242
Shares issued for services	–	–	600,000	60	41,940	–	42,000
Net loss	–	–	–	–	–	(93,346)	(93,346)
Balance, September 30, 2026	1,000	$–	54,128,001	$5,413	$5,758,983	$(8,562,477)	$(2,798,081)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	1,000	$–	52,628,001	$5,263	$5,031,019	$(7,829,199)	$(2,792,917)
Stock option expense	–	–	–	–	139,847	–	139,847
Shares issued for services	–	–	300,000	30	20,970	–	21,000
Net loss	–	–	–	–	–	(170,479)	(170,479)
Balance, March 31, 2025	1,000	–	52,928,001	5,293	5,191,836	(7,999,678)	(2,802,549)
Stock option expense	–	–	–	–	139,847	–	139,847
Shares issued for services	–	–	300,000	30	20,970	–	21,000
Net loss	–	–	–	–	–	(173,309)	(173,309)
Balance, June 30, 2025	1,000	–	53,228,001	5,323	5,352,653	(8,172,987)	(2,815,011)
Stock option expense	–	–	–	–	139,847	–	139,847
Shares issued for services	–	–	300,000	30	20,970	–	21,000
Net loss	–	–	–	–	–	(186,587)	(186,587)
Balance, September 30, 2025	1,000	$–	53,528,001	$5,353	$5,513,470	$(8,359,574)	$(2,840,751)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(139,445)	$(530,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	63,726	419,541
Common stock issued for services	42,000	63,000
Gain on forgiveness of debt	(62,852)	–
Changes in Operating Assets and Liabilities:
Accounts payable and accruals	3,938	18,753
Net cash used by operating activities	(92,633)	(29,081)

Cash flows from Investing activities:	–	–

Cash flows from Financing activities:	–	–

Net change in cash	(92,633)	(29,081)
Cash, beginning of period	118,967	54,557
Cash, end of period	$26,334	$25,476

Cash Paid For:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELECTRONIC SERVITOR PUBLICATION NETWORK, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ended September 30, 2026 and not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2026 and December 31, 2025.

Basic and Diluted Earnings Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed using the weighted-average number of common shares outstanding plus the effect of potentially dilutive common shares, including stock options and warrants, when their effect is dilutive. For periods in which the Company reports a net loss, potentially dilutive securities are excluded from the computation of diluted loss per share because their inclusion would be antidilutive. Accordingly, basic and diluted loss per share were the same for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, potentially dilutive securities excluded from diluted loss per share consisted of 18,230,000 stock options and 110,000 warrants. As of September 30, 2025, potentially dilutive securities excluded from diluted loss per share consisted of 14,030,000 stock options and 112,667 warrants.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and loans payable approximate their fair value because of the short maturity of those instruments. The Company had no financial instruments at September 30, 2026 and December 31, 2025 that required fair value hierarchy disclosure.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2026 and December 31, 2025, no liability for unrecognized tax benefits was required to be reported.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment as of September 30, 2026.

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

NOTE 3 – GOING CONCERN

The Company has incurred recurring operating losses, has had limited revenue, has a working capital deficit of approximately $2.8 million, and has an accumulated deficit of $8,562,477 as of September 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. The Company’s continuation as a going concern is dependent upon its ability to generate revenue to satisfy its obligations on a timely basis and ultimately to attain profitability. There is no guarantee that the Company’s activities will generate sufficient revenues to sustain its operations, or its ability to sell its services to generate consistent profitability. In order to maintain operations, the Company may have to raise additional capital from equity financing and/or from its officers, directors, or principal stockholders, subject to terms obtainable and satisfactory to the Company. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – LOANS PAYABLE

On May 19, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of September 30, 2026 and December 31, 2025, there is $2,635 and $2,181 of interest accrued on this note, respectively. This note is currently in default.

On May 20, 2022, the Company issued a note payable for $10,000 to a third party. The note matured one year from the date of issuance and bears interest at 6% per annum. As of September 30, 2026 and December 31, 2025, there is $2,633 and $2,180 of interest accrued on this note, respectively. This note is currently in default.

On June 10, 2022, the Company issued a note payable for $7,630 to a third party. The note matured 6 months from the date of issuance and bears interest at 10% per annum. As of September 30, 2026 and December 31, 2025, there is $3,305 and $2,728 of interest accrued on this note, respectively. This note is currently in default.

On October 18, 2022, the Company issued a note payable for $25,000 to a third party. The note matured one year from the date of issuance and bears interest at 8% per annum. As of September 30, 2026 and December 31, 2025, there is $7,951 and $6,428 of interest accrued on this note, respectively. This note is currently in default.

On January 6, 2023, the Company issued a note payable for $15,000 to a third party. The note matured on July 6, 2023, and bears interest at 8.5% per annum. As of September 30, 2026 and December 31, 2025, there is $4,789 and $3,811 of interest accrued on this note, respectively. This note is currently in default.

On March 13, 2023, the Company issued a note payable for $12,000 to a third party. The note matured on September 13, 2023, and bears interest at 8.5% per annum. As of September 30, 2026 and December 31, 2025, there is $3,647 and $2,876 of interest accrued on this note, respectively. This note is currently in default.

On May 11, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on May 11, 2024, and bears interest at 8% per annum. As of September 30, 2026 and December 31, 2025, there is $6,827 and $5,315 of interest accrued on this note, respectively. This note is currently in default.

On May 15, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on May 15, 2024, and bears interest at 8% per annum. As of September 30, 2026 and December 31, 2025, there is $6,805 and $5,293 of interest accrued on this note, respectively. This note is currently in default.

On September 1, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on September 1, 2024, and bears interest at 8% per annum. As of September 30, 2026 and December 31, 2025, there is $6,208 and $4,696 of interest accrued on this note, respectively. This note is currently in default.

On September 6, 2023, the Company issued a note payable for $50,000 to a third party. The note matured on September 6, 2024, and bears interest at 8% per annum. As of September 30, 2026 and December 31, 2025, there is $12,362 and $9,337 of interest accrued on this note, respectively. This note is currently in default.

On September 15, 2023, the Company issued a note payable for $25,000 to a third party. The note matured on September 15, 2024, and bears interest at 8% per annum. As of September 30, 2026 and December 31, 2025, there is $6,132 and $4,619 of interest accrued on this note, respectively. This note is currently in default.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 10, 2023, the Company issued a note payable for $15,000 to Forty 7. The note matured on July 10, 2023, and bears interest at 8.5% per annum. As of September 30, 2026 and December 31, 2025, there is $4,775 and $3,811 of interest accrued on this note, respectively. This note is currently in default.

As of September 30, 2026 and December 31, 2025, there is $11,700 and $11,700, respectively, due to the CEO for cash advances to pay for operating expenses.

Pursuant to the terms of the Asset Purchase Agreement dated December 22, 2023, the Company has agreed to pay an aggregate purchase price of $2,500,000. This amount is still due as of September 30, 2026.

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

NOTE 7 – PREFERRED AND COMMON STOCK

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

On August 20, 2026, the Company’s Board of Directors approved the issuance of 600,000 shares of common stock, registered on Form S-8, to a consultant for services. The shares were valued at $42,000, or $0.07 per share. The Company recognized $42,000 of expense, included in general and administrative expense, during the three and nine months ended September 30, 2026.

NOTE 8 – OPTIONS

A summary of the status of the Company’s outstanding stock options and changes during the periods presented is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	19,830,000	$0.08	–	$–
Granted	–	$–	–	$–
Cancelled	(1,600,000)	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at December 31, 2025	18,230,000	$0.07	–	$–
Granted	–	$–	–	$–
Cancelled	–	$–	–	$–
Exercised	–	$–	–	$–
Outstanding at September 30, 2026	18,230,000	$0.07	6.40	$–
Exercisable at September 30, 2026	18,230,000	$0.07	6.40	$–

Range of Exercise Prices	Number Outstanding 9/30/2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 – $0.39	18,230,000	6.40 years	$0.07

NOTE 9 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Exercisable at December 31, 2024	153,503	$0.25	5.67	$–
Granted	–	$–	–	$–
Expired	(40,836)	$–	–	$–
Exercised	–	$–	–	$–
Exercisable at December 31, 2025	112,667	$0.26	4.15	$–
Granted	–	$–	–	$–
Expired	(2,667)	$–	–	$–
Exercised	–	$–	–	$–
Exercisable at September 30, 2026	110,000	$0.25	3.50	$–

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

For the nine months ended September 30, 2026 and 2025, the Company recorded no provision for income taxes due to the losses incurred during the periods and the maintenance of a full valuation allowance against its net deferred tax assets. Accordingly, the Company continues to maintain a full valuation allowance against its deferred tax assets. Management has concluded that it remains more likely than not that the Company's deferred tax assets will not be realized based upon its history of operating losses, limited operating history, and uncertainty regarding the generation of sufficient future taxable income.

The Company's effective income tax rate differed from the U.S. federal statutory rate for the nine months ended September 30, 2026 and 2025 as follows:

	Nine Months Ended September 30, 2026	Rate		Nine Months Ended September 30, 2025	Rate
Expected federal income tax expense	$29,300	21.0%		$111,400	21.0%
Expected state income tax expense net of federal effect	4,000	2.9%		15,400	2.9%
Change in valuation allowance	(33,300)	(23.9%	)	(126,800)	(23.9%	)
Income tax provision	$–	0.0%		$–	0.0%

As of September 30, 2026, the Company continues to maintain a full valuation allowance against its deferred tax assets because management believes it is more likely than not that the deferred tax assets will not be realized. Management evaluates the need for a valuation allowance each reporting period based on all available positive and negative evidence.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2026, the Company had no unrecognized tax benefits and had not accrued any interest or penalties related to uncertain tax positions.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, management has evaluated events and transactions that occurred after September 30, 2026 through the date these unaudited condensed financial statements were issued. Based on this evaluation, management determined that the following subsequent events occurred that require disclosure in the financial statements.

Effective as of October 29, 2026, Thomas Spruce resigned as Director, Chief Operations Officer, Chief Financial Officer, and Secretary of the Company.

Effective as of November 3, 2026, Peter Hager was appointed as the Company’s interim Director, Chief Operations Officer, Chief Financial Officer, and Secretary, in addition to his existing offices as the President and Chief Executive, to serve for thirty (30) days unless such term is extended by mutual written agreement duly ratified by the shareholders holding a majority of the voting shares of the Company.

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

Executive Overview

Electronic Servitor Publication Network Inc. was incorporated on May 17, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a digital engagement company providing growth for B2B companies through its digital activation and engagement solutions for multiple verticals. The Company’s managed service product is powered by a sophisticated tech stack - the Digital Engagement Engine. The Company’s technology provides intelligent interaction management, dynamic content provisioning, and a logic-driven workflow that creates relevant digital experiences that accelerate an audience from awareness to action — driving growth for client companies.

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

Results of Operation for the Three Months Ended September 30, 2026 and 2025

For the three months ended September 30, 2026, the Company had revenues of nil. In comparison, for the three months ended September 30, 2025, the Company had revenues of nil.

Operating expenses were $88,423 for the three months ended September 30, 2026, consisting of $45,392 of general and administrative expense (including $42,000 of non-cash expense for common stock issued for services), $21,789 for professional fees and $21,242 of non-cash stock-based compensation expense for the issuance of warrants. In comparison, for the three months ended September 30, 2025, operating expenses were $180,336, consisting of $29,739 of general and administrative expense, $10,750 for professional fees and $139,847 of non-cash stock-based compensation expense for the issuance of warrants.

For the three months ended September 30, 2026, the Company posted a net loss of $93,346, compared to a net loss of $186,587 for three months ended September 30, 2025.

Results of Operation for the Nine Months Ended September 30, 2026 and 2025

For the nine months ended September 30, 2026, the Company had revenues of nil. In comparison, for the nine months ended September 30, 2025, the Company had revenues of nil.

Operating expenses were $208,873 for the nine months ended September 30, 2026, consisting of $57,028 of general and administrative expense (including $42,000 of non-cash expense for common stock issued for services), $88,119 of professional fees, and $63,726 of non-cash stock-based compensation expense for the issuance of warrants. In comparison, for the nine months ended September 30, 2025, operating expenses were $511,622, consisting of $80,981 of general and administrative expense, $11,100 of professional fees, and $419,541 of non-cash stock-based compensation expense for the issuance of warrants.

For the nine months ended September 30, 2026, the Company posted a net loss of $139,445, compared to a net loss of $530,375 for the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, the Company used $92,633 of cash in operating activities. The Company did not use or generate any cash in financing or investing activities.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated no revenues during the nine months ended September 30, 2026 and had a net loss of $139,445 for the nine months ended September 30, 2026. The Company has an accumulated deficit of $8,562,477 as of September 30, 2026. The Company requires capital for its contemplated operational and marketing activities. Obtaining additional financing, through an additional capital raise, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of continued profitable operations are necessary for the Company to continue operations.

The Company used $92,633 of cash from operations for the nine months ended September 30, 2026. The Company did not use or generate any cash in financing or investing activities.

As of September 30, 2026, the Company had $26,334 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2026.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as previously disclosed, we know of no other material, existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation during the nine months period ending September 30, 2026. Other than as previously disclosed, we know of no other proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest during the nine months period ending September 30, 2026.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ELECTRONIC SERVITOR PUBLICATION NETWORK INC.

Dated: November 9, 2026	By: /s/ Peter Hager Peter Hager Chief Executive Officer

By: /s/ Peter Hager Peter Hager Chief Financial Officer

